Form 10-Q
period 2007-06-30
Venture Lending & Leasing V, Inc.
filed 2007-08-13
CIK 1376067

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Outstanding as of August 1, 2007

Common Stock, $.001 par value

100,000

VENTURE LENDING & LEASING V, INC.

INDEX

PART I -- FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)

As of June 30, 2007 and December 31, 2006

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2007

Condensed Statements of Changes in Net Assets (Unaudited)

For the three and six months ended June 30, 2007

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2007

Notes to Condensed Financial Statements (Unaudited) for the three and six months ended June 30, 2007

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

Item 3.

Defaults Upon Senior Securities

Item 4.

Submission of Matters to a Vote of Security Holders

Item 5.

Other Information

Item 6.

Exhibits

SIGNATURES

VENTURE LENDING & LEASING V, INC.

 CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

AS OF JUNE 30, 2007 AND DECEMBER 31, 2006

	June 30, 2007	December 31, 2006
ASSETS
Loans, at estimated fair value
(Cost of $29,798,929 and $0)	$29,798,929	$-
Cash and cash equivalents	26,612,489	25,000
Other assets	507,838	-

Total assets	56,919,256	25,000

LIABILITIES
Accrued management fees	1,687,500	-
Accounts payable and other accrued liabilities	204,150	-

Total liabilities	1,891,650	-

Net assets	$55,027,606	$25,000

Analysis of Net Assets:

Capital paid in on shares of capital stock	$58,025,000	$25,000
Return of capital distributions	(1,530,269)	-
Accumulated deficit	(1,467,125)	-
Net assets (equivalent to $550.28 and $0.25 per share based on
100,000 shares of capital stock outstanding - See Note 5)	$55,027,606	$25,000

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING V, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007

	For the Three Months Ended	For the Six Months Ended
	June 30, 2007	June 30, 2007

INVESTMENT INCOME:
Interest on loans	$750,440	$879,448
Interest on short-term investments
and other income	208,465	328,991
Total investment income	958,905	1,208,439

EXPENSES:
Management fees	1,687,500	2,408,733
Professional fees	49,865	119,071
Organizational costs	-	113,493
Other operating expenses	18,492	34,267
Total expenses	1,755,857	2,675,564
Net investment loss	(796,952)	(1,467,125)

Net realized loss from investment transactions	-	-
Change in unrealized gain from investments and
hedging activities	-	-
Net realized and unrealized gain (loss) from
investments and hedging activities	-	-

Net decrease in net assets
resulting from operations	$(796,952)	$(1,467,125)
Net decrease in net assets
resulting from operations per share	$(7.96)	$(14.67)
Weighted average shares outstanding	100,000	100,000

See Notes to Condensed Financial Statements

VENTURE  LENDING & LEASING V, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS  (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007

	For the Three Months Ended	For the Six Months Ended
	June 30, 2007	June 30, 2007

Decrease in net assets from operations:
Net investment loss	$(796,952)	$(1,467,125)
Net realized loss from investment
transactions	-	-
Change in unrealized gain (loss) from investments
and hedging activities	-	-

Net decrease in net assets resulting
from operations	(796,952)	(1,467,125)

Distributions of income to shareholder	-	-
Return of capital to shareholder	(347,500)	(1,530,269)
Capital share transactions	28,000,000	58,000,000
Total increase	26,855,548	55,002,606

Net assets
Beginning of period	28,172,058	25,000

End of period	$55,027,606	$55,027,606

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING V, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2007

For the Six Months Ended June 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net decrease in net assets resulting from operations	$(1,467,125)
Adjustments to reconcile net decrease in net assets to net cash used in operating activities:
Net increase in other assets	(507,838)
Net increase in accounts payable, accrued liabilities, and accrued
management fees	1,891,650
Origination of loans	(32,197,922)
Principal payments on loans	2,398,993
Acquisition of equity securities	(1,420,269)
Net cash used in operating activities	(31,302,511)
CASH FLOWS FROM FINANCING ACTIVITIES:
Deemed distribution to shareholder	(110,000)
Contributions from shareholder	58,000,000
Net cash provided by financing activities	57,890,000
Net increase in cash and cash equivalents	26,587,489

CASH AND CASH EQUIVALENTS:
Beginning of period	25,000
End of period	$26,612,489
SUPPLEMENTAL DISCLOSURES:
NON-CASH ACTIVITIES:
Distributions of equity securities to shareholder	$1,420,269

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING V, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007

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

In the Manager's opinion, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading.  The interim results for the three and six months ended June 30, 2007 are not necessarily indicative of what the results would be for a full year.

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

As of June 30, 2007 and December 31, 2006 no loans have been classified as nonaccrual.

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

Interest Rate Swap Agreements

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

3. SUMMARY OF INVESTMENTS

Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working capital up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment. As of June 30, 2007, the Fund's investments in loans are primarily to companies based within the United States and are diversified among borrowers in the industries shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below.  (The sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).

Loan balances are summarized by borrower.   Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund.  As each loan drawn under a commitment has a different maturity date and amount, the interest rate for the borrower changes each month.  For the three and six month period ended June 30, 2007, the weighted-average interest rate on performing loans was 17.6% and 15.5%, respectively.  Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including volatility, early payoffs, and recovery of interest from non-performing assets.

Loans as of June 30, 2007 are in non-affiliates and consist of the following:

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 6/30/07	6/30/07	Maturity Date
Biotechnology
Acumen Pharmaceuticals		$500,410	$500,410	8/1/10
Subtotal:	0.9%	$500,410	$500,410

Computers & Storage
D-Wave Systems		480,438	480,438	7/1/10
Gear Six, Inc.		857,162	857,162	6/1/10
Subtotal:	2.4%	1,337,600	1,337,600

Internet
Cuill		$2,041,800	$2,041,800	10/1/11
EForce Media		1,454,834	1,454,834	7/1/10
Philotic		99,656	99,656	4/1/10
ThisNext, Inc.		490,083	490,083	6/1/10
Subtotal:	7.4%	$4,086,373	$4,086,373

Medical Devices
EnteroMedics		$2,399,847	$2,399,847	5/1/10
iBalance Medical		961,792	961,792	3/1/10
Percutaneous Systems		882,813	882,813	9/1/09
Subtotal:	7.7%	$4,244,452	$4,244,452

Other Healthcare
Nanosphere		$5,246,617	$5,246,617	8/1/10
Skylight Healthcare Systems		679,113	679,113	3/1/10
Subtotal:	10.8%	$5,925,730	$5,925,730

Other Technology
ORYXE Energy International		$1,448,765	$1,448,765	5/1/10
Triformix		346,366	346,366	3/1/09
Subtotal:	3.3%	$1,795,131	$1,795,131

Security

Ironkey		$687,603	$687,603	4/1/10
Nevis Networks		1,096,214	1,096,214	8/1/09
Subtotal:	3.2%	$1,783,817	$1,783,817

Semiconductors & Equipment
Bitwave Semiconductor		$1,028,055	$1,028,055	12/1/09
Integrated Materials		905,454	905,454	11/1/09
InvenSense		359,243	359,243	3/1/10
Luxtera		638,217	638,217	6/1/10
Netxen		765,819	765,819	10/1/10
Subtotal:	6.7%	$3,696,788	$3,696,788

Software
Berkeley Design Automation		$231,335	$231,335	5/1/10
Enkata Technologies		243,646	243,646	4/1/10
Evincii		114,121	114,121	3/1/10
Kareo		298,123	298,123	7/1/10
Market6		600,563	600,563	4/1/10
Orb Networks		980,397	980,397	1/1/10
Xtime		241,961	241,961	7/1/10
Subtotal:	4.9%	$2,710,146	$2,710,146

Wireless
Cellfire		$722,750	$722,750	3/1/10
July Systems		719,750	719,750	4/1/10
SmartDrive		976,635	976,635	6/1/10
Venturi Wireless		1,299,347	1,299,347	6/1/10
Subtotal:	6.8%	$3,718,482	$3,718,482

Total:	54.2%	$29,798,929	$29,798,929

*As of June 30, 2007 no loans have been classified as non-accrual.  There were no loans outstanding as of December 31, 2006.

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies.  These loans are generally secured by assets of the borrowers.  As a result, the Fund is subject to general credit risk associated with such companies. At June 30, 2007, the Fund had unexpired unfunded commitments to borrowers of $55.3 million.

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

5.  CAPITAL STOCK

As of June 30, 2007 and December 31, 2006, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company is $270.0 million.  Total contributed capital to the Company through June 30, 2007 and December 31, 2006 was $67.5 million and $25 thousand, respectively, of which $58.0 million and $25 thousand, respectively, was contributed to the Fund.

The chart below shows the distributions of the Fund for the six months ended June 30, 2007 and 2006.

	2007	2006
Cash distributions	$-	$-
Deemed distributions	110,000	-
Distributions of equity securities	1,420,269	-

Total distributions to shareholder	$1,530,269	$-

6.

MANAGEMENT

As compensation for its services to the Fund, the Manager receives a management fee (“Management Fee”) computed and paid at the end of each quarter at an annual rate of 2.5 percent of the Company’s committed equity capital (regardless of when or if the capital is called) as of the last day of each fiscal quarter in a two-year period commencing with the first capital closing, which took place on February 21, 2007.  Following this two-year period, Management Fees are calculated and paid at the end of each quarter at an annual rate of 2.5 percent of the Fund’s total assets (including amounts derived from borrowed funds) as of the last day of each quarter unless assets of the Company are between $25 million and $162 million at which time the management fee of the Fund will be 1.5% of the committed capital less any management fee paid by the Company. Management fees of $1,687,500 and $2,408,733 were recognized as expenses for the three and six months ended June 30, 2007, respectively.

Certain officers and directors of the Fund also serve as officers and directors of Westech Investment Advisors, Inc.

7.

FINANCIAL HIGHLIGHTS

Accounting principles generally accepted in the United States of America require disclosure of financial highlights of the Fund for the periods presented, the three and six months ended June 30, 2007.  The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period. The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund. This required methodology differs from an internal rate of return.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended June 30, 2007	For the Six Months Ended June 30, 2007

Total return*	(9.00%)	(10.70%)

Per share amounts:
Net asset value, beginning of period	$281.72	$0.25
Net investment loss	(7.96)	(14.67)
Net change in unrealized gain from investments and hedging activities	-	-
Total income	(7.96)	(14.67)
Capital contributions	280.00	580.00
Income distributions to shareholder	-	-
Tax return of capital distributions
to shareholder	(3.48)	(15.30)

Net asset value, end of period	$550.28	$550.28

Net assets, end of period	$55,027,606	$55,027,606

Ratios to average net assets:

Expenses*	19.66%	16.29%
Net investment loss *	(8.92%)	(8.93%)

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

Results of Operations –For the three and six months ended June 30, 2007 and 2006

The Fund did not start operations until February 21, 2007, thus only data for 2007 will be presented.

Total investment income for the three and six months ended June 30, 2007 was $1.0 million and $1.2 million, respectively, of which $0.8 million and $0.9 million consisted of interest on venture loans outstanding.  Remaining income consisted of interest and dividends on the temporary investment of cash, pending investment in venture loans or application to the Fund’s expenses and income from the forfeiture of deposits from prospective borrowers.

Total expenses were $1.8 million and $2.7 million for the three and six months ended June 30, 2007, respectively.  Management fees were the largest expense.  Management fees for the three and six months ended June 30, 2007 were $1.7 million and $2.4 million, respectively.

Total professional fees for the three and six months ended June 30, 2007 were less than $0.1 million and $0.1 million, respectively.  Legal and accounting costs comprised a majority of the professional fees for the three months ended June 30, 2007.

Total organizational costs for the three and six months ended June 30, 2007 were $0 and $0.1 million,

respectively.

Total other operating expenses for the three and six months ended June 30, 2007 were less than $0.1 million.

Net investment loss for the three and six months ended June 30, 2007 was $0.8 million and $1.5 million, respectively.

Net decrease in net assets resulting from operations for the three and six months ended June 30, 2007 was $0.8 million and $1.5 million, respectively.  On a per share basis, the net decrease in net assets resulting from operations was $7.96 and $14.67 for the three and six months ended June 30, 2007, respectively.

Liquidity and Capital Resources – June 30, 2007 and December 31, 2006

Total capital contributed to the Fund was $58.0 million and $25 thousand at June 30, 2007 and December 31, 2006, respectively.  Committed capital to the Company at June 30, 2007 and December 31, 2006 was $270.0 million and $25 thousand respectively, of which $67.5 million and $25 thousand, respectively has been called.  All capital calls with the exception of one were received by June 30, 2007.  The remaining receivable from the capital call was received on July  2, 2007.  The remaining $202.5 million in committed capital as of June 30, 2007 is due to expire in February 2012 as the five year anniversary will have passed, at which time no further capital can be called.

As of June 30, 2007 and December 31, 2006, 47% and 100%, respectively, of the Fund's assets consisted of cash and cash equivalents.  The Fund invested its assets in venture loans during the six months ended June 30, 2007. Amounts disbursed under the Fund's loan commitments totaled approximately $32.2 million during the six months ended June 30, 2007. Net loan amounts outstanding after amortization and reserves increased by approximately $2.4 million for the same period. Unexpired, unfunded commitments totaled approximately $55.3 million as of June 30, 2007.

As of	Amount Disbursed	Principal Reductions and Reserves	Balance Outstanding – Fair Value	Unexpired Unfunded Commitments
June 30, 2007	$32.2 million	$2.4 million	$29.8 million	$55.3 million
December 31, 2006	$0	$0	$0	$0

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

Based on the model used for the sensitivity of interest income, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net income by less than $0.1 million.  This translates to less than 1% of net income for the three and six months ended June 30, 2007.  Although management believes that this measure is indicative of the Fund's sensitivity to interest rate changes, it makes estimates to adjust for potential changes in credit quality, size and composition of the balance sheet and other business developments that could affect net income.  Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings

The Fund may become party to certain lawsuits from time to time in the normal course of business.  While the outcome of these legal proceedings cannot at this time be predicted with certainty, the Fund does not expect these proceedings will have a material effect upon the Fund's financial condition or results of operation.  Management is not aware of any pending legal proceedings involving the Fund.

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

INVESTMENT RISKS

International Investments.  The Fund could invest up to, but not more than, 30% of its total assets in foreign based companies.  Foreign investments are subject to most of the same risks as domestic investments, as well as the political, economic and other uncertainties associated with foreign activities, including the risk of war and political unrest, the impact of laws and policies of foreign governments and the United States affecting foreign investment, and the possibility of being subject to the jurisdiction of foreign courts in connection with legal disputes and the possible inability to subject foreign persons to the jurisdiction of courts in the United States.  Additionally, as discussed under “Remedies Upon Default” below, there may be practical and local law impediments to cost-

effective recovery against collateral located in a foreign country.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Prior to the Fund’s commencement of operations on February 21, 2007, the Fund sold 100,000 shares to the Fund’s sole shareholder, Venture Lending & Leasing V, LLC for $25,000 in September 2006.  No other shares of the Fund have been sold; however the Fund received an additional $58.0 million of paid in capital during the period from February 21, 2007 through June 30, 2007 which is expected to be used to acquire venture loans and fund operations.

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

3(ii)	Amended and Restated Bylaws of the Fund incorporated by reference to the Fund’s Form 8-K filed with the Securities and Exchange Commission on August 10, 2007.
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

VENTURE LENDING & LEASING V, INC.

(Registrant)

By:

/S/ Ronald W. Swenson

By:

/S/ Martin D. Eng

Ronald W. Swenson

Martin D. Eng

Chairman and Chief Executive Officer

Chief Financial Officer

Date:

August 10, 2007

Date:

August 10, 2007

EXHIBIT INDEX

Exhibit Number	Description
3(i)

Articles of Incorporation of the Fund as filed with the Maryland Secretary of State on August 18, 2006, incorporated by reference to the Fund’s Form 10 filed with the Securities and Exchange Commission on October 10, 2006

3(ii)	Amended and Restated Bylaws of the Fund incorporated by reference to the Fund’s Form 8-K filed with the Securities and Exchange Commission on August 10, 2007.
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

Date: August 10, 2007

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

Date: August 10, 2007

/S/ Ronald W. Swenson

Ronald W. Swenson

Chief Executive Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing V, Inc. (the "Fund") on Form 10-Q for the period ending June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ronald W. Swenson, Chief Executive Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Ronald W. Swenson

Ronald W. Swenson
Chief Executive Officer
August 10, 2007

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing V, Inc. (the "Fund") on Form 10-Q for the period ending June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Martin D. Eng, Chief Financial Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Martin D. Eng

Martin D. Eng

Chief Financial Officer
August 10, 2007