Form 10-Q
period 2007-09-30
Venture Lending & Leasing V, Inc.
filed 2007-11-13
CIK 1376067

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Outstanding as of November 1, 2007

Common Stock, $.001 par value

100,000

VENTURE LENDING & LEASING V, INC.

INDEX

PART I -- FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)

As of September 30, 2007 and December 31, 2006

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2007

Condensed Statements of Changes in Net Assets (Unaudited)

For the three and nine months ended September 30, 2007

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2007

Notes to Condensed Financial Statements (Unaudited) for the three and nine months ended September 30, 2007

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

Item 3.

Defaults Upon Senior Securities

Item 4.

Submission of Matters to a Vote of Security Holders

Item 5.

Other Information

Item 6.

Exhibits

SIGNATURES

VENTURE LENDING & LEASING V, INC.

 CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

AS OF SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

	September 30, 2007	December 31, 2006
ASSETS
Loans, at estimated fair value
(Cost of $61,946,822 and $0)	$61,946,822	$-
Cash and cash equivalents	11,553,541	25,000
Other assets	1,847,143	-

Total assets	75,347,506	25,000

LIABILITIES
Borrowings under debt facility	15,000,000	-
Accrued management fees	1,687,500	-
Accounts payable and other accrued liabilities	527,527	-

Total liabilities	17,215,027	-

Net assets	$58,132,479	$25,000

Analysis of Net Assets:

Capital paid in on shares of capital stock	$62,025,000	$25,000
Return of capital distributions	(2,365,775)	-
Accumulated deficit	(1,526,746)	-
Net assets (equivalent to $581.32 and $0.25 per share based on
100,000 shares of capital stock outstanding - See Note 5)	$58,132,479	$25,000

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING V, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2007	September 30, 2007

INVESTMENT INCOME:
Interest on loans	$1,673,805	$2,553,253
Other interest and other income	190,064	519,055
Total investment income	1,863,869	3,072,308

EXPENSES:
Management fees	1,687,500	4,096,233
Interest expense	48,318	48,318
Banking and legal fees	90,683	159,649
Organizational costs	-	113,493
Other operating expenses	52,355	136,726
Total expenses	1,878,856	4,554,419
Net investment loss	(14,987)	(1,482,111)

Change in unrealized gain from investments and
hedging activities	(44,635)	(44,635)

Net decrease in net assets
resulting from operations	$(59,622)	$(1,526,746)
Net decrease in net assets
resulting from operations per share	$(0.60)	$(15.27)
Weighted average shares outstanding	100,000	100,000

See Notes to Condensed Financial Statements

VENTURE  LENDING & LEASING V, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS  (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2007	September 30, 2007

Decrease in net assets from operations:
Net investment loss	$(14,987)	$(1,482,111)
Change in unrealized gain (loss) from investments
and hedging activities	(44,635)	(44,635)

Net decrease in net assets resulting
from operations	(59,622)	(1,526,746)

Distributions of income to shareholder	-	-
Return of capital to shareholder	(835,505)	(2,365,775)
Capital share transactions	4,000,000	62,000,000
Total increase	3,104,873	58,107,479

Net assets
Beginning of period	55,027,606	25,000

End of period	$58,132,479	$58,132,479

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING V, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

	For the Nine Months Ended September 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net decrease in net assets resulting from operations	$(1,526,746)
Adjustments to reconcile net decrease in net assets to net cash used in operating activities:
Net change in unrealized loss from hedging activities	44,635
Amortization of deferred costs related to borrowing facility	29,874
Net increase in other assets	(801,560)
Net increase in accounts payable, accrued liabilities, and accrued
management fees	2,170,392
Origination of loans	(67,006,393)
Principal payments on loans	5,059,571
Acquisition of equity securities	(2,255,775)
Net cash used in operating activities	(64,286,002)	-	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Deemed distribution to shareholder	(110,000)
Payment of bank facility fees and costs	(1,075,457)
Borrowings under debt facility	15,000,000
Contributions from shareholder	62,000,000
Net cash provided by financing activities	75,814,543
Net increase in cash and cash equivalents	11,528,541

CASH AND CASH EQUIVALENTS:
Beginning of period	25,000
End of period	$11,553,541
SUPPLEMENTAL DISCLOSURES:
NON-CASH ACTIVITIES:
Distributions of equity securities to shareholder	$2,255,775

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING V, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

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

In the Manager's opinion, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading.  The interim results for the three and nine months ended September 30, 2007 are not necessarily indicative of what the results would be for a full year.

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

Interest Income

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

Valuation Methods

Venture loans are generally held to maturity as there is no secondary market for the loans and are recorded at estimated fair value. Management determines whether to adjust the estimated fair value of a loan based on a credit analysis of the borrower, which generally includes consideration of several factors, including but not limited to the borrower’s payment history, available cash and “burn rate,” revenues, net income or loss, the likelihood that the borrower will be able to secure additional financing in the future, as well as an evaluation of the general interest rate environment.    The amount of any valuation adjustment is determined based upon an analysis of the expected recovery from the borrower, including consideration of factors such as the nature and quality of the Fund’s security interests in collateral, the estimated value of the Fund’s collateral, the size of the loan, and the estimated time that will elapse before the Fund achieves a recovery.

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

As of September 30, 2007 and December 31, 2006 no loans have been classified as nonaccrual.

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

The Fund currently has an interest rate swap with a notional value of $15 million as of September 30, 2007. The net interest received or paid on the transactions is included in interest expense. The fair value of the interest rate swap is recorded in other assets or other liabilities and the change in the fair value is recorded as a change in unrealized gain (loss) from investments and hedging activities.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is effective for fiscal years beginning January 1, 2008. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. The Fund is currently evaluating the impact of the adoption of SFAS 157 on its financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.”  SFAS 159 permits companies to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. Entities choosing the fair value option would be required to recognize subsequent changes in the fair value of those instruments and other items directly in earnings. This standard also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective beginning the first fiscal year that begins after November 15, 2007. The Fund is currently evaluating the impact of the adoption of SFAS 159 on its financial statements.

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

3. SUMMARY OF INVESTMENTS

Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working capital up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment. As of September 30, 2007, the Fund's investments in loans are primarily to companies based within the United States and are diversified among borrowers in the industry segments shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below.  (The sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).

Loan balances are summarized by borrower.   Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded. Each loan drawn under a commitment has a different maturity date and amount..  For the three and nine month period ended September 30, 2007, the weighted-average interest rate on performing loans was 14.2% and 13.7%, respectively.  Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including volatility, early payoffs, and recovery of interest from non-performing assets.

Loans as of September 30, 2007 are in non-affiliates and consist of the following:

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 9/30/07	9/30/07	Maturity Date

Biotechnology
Acumen Pharmaceuticals		$504,765	$504,765	8/1/10
SanBio		1,199,520	1,199,520	10/1/10
Trellis Bioscience		934,447	934,447	9/1/10
Subtotal:	4.5%	$2,638,732	$2,638,732

Carrier Networking
Ellacoya Networks		$885,727	$885,727	12/1/09
OpVista		2,414,542	2,414,542	5/1/10
Subtotal:	5.7%	$3,300,269	$3,300,269

Computers & Storage
D-Wave Systems		$445,911	$445,911	7/1/10
Gear Six, Inc.		983,881	983,881	7/1/10
Ncomputing		1,206,250	1,206,250	9/1/10
Subtotal:	4.5%	$2,636,042	$2,636,042

Enterprise Networking
Envivio		$951,626	$951,626	8/1/10
Subtotal:	1.6%	$951,626	$951,626

Internet
Collarity		$484,855	$484,855	8/1/10
Cuill		2,944,024	2,944,024	10/1/11
Donnerwood Media		729,808	729,808	8/1/10
EForce Media		1,457,634	1,457,634	7/1/10

Flock		980,222	980,222	5/1/10
Philotic		112,666	112,666	7/1/10
QuantCast		189,438	189,438	9/1/10
Radar Networks		462,751	462,751	7/1/10
ThisNext, Inc.		478,591	478,591	6/1/10
Subtotal:	13.5%	$7,839,989	$7,839,989

Medical Devices
Accuri Cytometers		$978,538	$978,538	9/1/10
Emphasys Medical		1,883,527	1,883,527	9/1/10
EnteroMedics		3,657,378	3,657,378	8/1/10
HandyLab		116,345	116,345	6/1/10
iBalance Medical		965,071	965,071	3/1/10
Nellix		298,583	298,583	10/1/10
NeoGuide Systems		1,189,537	1,189,537	7/1/10
Percutaneous Systems		799,149	799,149	9/1/09
Subtotal:	17.0%	$9,888,128	$9,888,128

Other Healthcare
Advanced ICU Care		$180,270	$180,270	6/1/10
Nanosphere		5,065,200	5,065,200	8/1/10
Skylight Healthcare Systems		1,103,521	1,103,521	7/1/10
Subtotal:	10.9%	$6,348,991	$6,348,991

Other Technology
Building B		$1,587,619	$1,587,619	10/1/10
EoPlex		129,493	129,493	8/1/10
ORYXE Energy International		1,453,016	1,453,016	5/1/10
Triformix		303,912	303,912	3/1/09
Subtotal:	6.0%	$3,474,040	$3,474,040

Security
Ironkey		$631,125	$631,125	4/1/10
Nevis Networks		985,023	985,023	8/1/09
Subtotal:	2.8%	$1,616,148	$1,616,148

Semiconductors & Equipment
Alereon		$1,680,081	$1,680,081	7/1/10
Bitwave Semiconductor		954,969	954,969	12/1/09
InSilica		1,275,666	1,275,666	12/1/09
Integrated Materials		1,289,733	1,289,733	3/1/10
InvenSense		577,029	577,029	7/1/10
Luxtera		1,428,341	1,428,341	10/1/10
Netxen		744,973	744,973	10/1/10

Tela Innovations		240,210	240,210	7/1/10
Subtotal:	14.1%	$8,191,002	$8,191,002

Software
Berkeley Design Automation		$513,223	$513,223	5/1/10
BlueRoads		1,389,501	1,389,501	2/1/10
DemandBase		365,472	365,472	11/1/10
Enkata Technologies		244,022	244,022	4/1/10
Evincii		106,006	106,006	3/1/10
Kareo		278,305	278,305	7/1/10
Market6		1,221,191	1,221,191	7/1/10
Orb Networks		900,781	900,781	1/1/10
SoundFlavor		121,029	121,029	7/1/10
Visible World		543,092	543,092	9/1/10
Xtime		242,799	242,799	7/1/10
Subtotal:	10.2%	$5,925,421	$5,925,421

Wireless
Cellfire		$1,450,799	$1,450,799	3/1/10
HandsOn Mobile		3,239,023	3,239,023	5/1/10
July Systems		725,849	725,849	4/1/10
Quickoffice		487,299	487,299	7/1/10
Sandlinks		980,139	980,139	6/1/10
SmartDrive		981,805	981,805	6/1/10
Venturi Wireless		1,271,520	1,271,520	6/1/10
Subtotal:	15.7%	$9,136,434	$9,136,434

Total:	106.6%	$61,946,822	$61,946,822

*As of September 30, 2007 no loans have been classified as non-accrual.  There were no loans outstanding as of December 31, 2006.

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies.  These loans are generally secured by assets of the borrowers.  As a result, the Fund is subject to general credit risk associated with such companies. At September 30, 2007, the Fund had unexpired unfunded commitments to borrowers of $79.5 million.

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

5.  CAPITAL STOCK

As of September 30, 2007 and December 31, 2006, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company is $270.0 million.  Total contributed capital to the Company through September 30, 2007 and December 31, 2006 was $67.5 million and $25 thousand, respectively, of which $62.0 million and $25 thousand, respectively, was contributed to the Fund.

The chart below shows the distributions of the Fund for the nine months ended September 30, 2007 and 2006.

	2007	2006
Cash distributions	$-	$-
Deemed distributions	110,000	-
Distributions of equity securities	2,255,775	-

Total distributions to shareholder	$2,365,775	$-

6.

MANAGEMENT

As compensation for its services to the Fund, the Manager receives a management fee (“Management Fee”) computed and paid at the end of each quarter at an annual rate of 2.5 percent of the Company’s committed equity capital (regardless of when or if the capital is called) as of the last day of each fiscal quarter in a two-year period commencing with the first capital closing, which took place on February 21, 2007.  Following this two-year period, Management Fees are calculated and paid at the end of each quarter at an annual rate of 2.5 percent of the Fund’s total assets (including amounts derived from borrowed funds) as of the last day of each quarter unless assets of the Company are between $25 million and $162 million at which time the management fee of the Fund will be 1.5 percent of the committed capital less any management fee paid by the Company. Management fees of $1,687,500 and $4,096,233 were recognized as expenses for the three and nine months ended September 30, 2007, respectively.

Certain officers and directors of the Fund also serve as officers and directors of the Manager.

7.

LONG-TERM DEBT FACILITY

On August 10, 2007, the Fund put in place a securitization debt facility (“Loan Agreement”) of $125.0 million to finance the acquisition of asset-based loans.  As of September 30, 2007, the Fund had borrowed $15.0 million under this facility. Loans can be drawn on the credit facility at a minimum of $1 million and in $0.1 million increments in excess thereof. The interest rate on this facility is the “Commercial Paper Rate” plus 0.90 percent, which at September 30, 2007, was 6.8 percent. The facility has a program termination date of May 2012, at which time no further draws can be made upon the facility and the remaining balance will amortize on a monthly basis.  It is anticipated that the facility will have a useful life though July 2013.  The interest rate may be adjusted on an annual basis.  The facility has various covenants including a financial covenant which prohibits borrowing in excess of the equity of the Fund.

Borrowings under this facility are collateralized by receivables under loans advanced by the Fund with assignment to the financial institution, plus other assets of the Fund.  Additionally, borrowings under the facility are guaranteed by the Company. The Fund pays a commitment fee of 0.225 percent (annual fee paid monthly) based on the total commitment related to the facility.  The borrowing facility is revolving and the Fund does not need to pay down on the facility so long as the eligible borrowing base (as defined in the Loan Agreement) is sufficient to support the amount of the debt.

Bank fees of $850,000 were incurred in connection with initially procuring the facility.  Legal costs of $225,457 were incurred in negotiating the facility.    Both the bank fees and the legal costs have been capitalized and are being amortized on a straight line basis over the life of the facility.

8.

INTEREST RATE SWAP

At September 30, 2007, the Fund had an interest rate swap transaction with a notional principal amount of $15.0 million to convert floating rate liabilities to fixed rates.  The Fund pays a fixed rate of 4.6915 percent and receives from the counterparty a floating 30-day commercial paper rate.   Payments are made monthly and terminate on September 10, 2011.  The fair value of the swap transaction at September 30, 2007 was $(44,635) and is included in other liabilities of the Fund.

9.

FINANCIAL HIGHLIGHTS

Accounting principles generally accepted in the United States of America require disclosure of financial highlights of the Fund for the periods presented, the three and nine months ended September 30, 2007.  The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period. The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund. This required methodology differs from an internal rate of return.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended September 30, 2007	For the Nine Months Ended September 30, 2007

Total return*	(0.40%)	(7.20%)

Per share amounts:
Net asset value, beginning of period	$550.28	$0.25
Net investment loss	(0.15)	(14.82)

Net change in unrealized gain from investments and hedging activities	(0.45)	(0.45)
Total income	(0.60)	(15.27)
Capital contributions	40.00	620.00
Income distributions to shareholder	-	-
Tax return of capital distributions
to shareholder	(8.36)	(23.66)

Net asset value, end of period	$581.32	$581.32

Net assets, end of period	$58,132,479	$58,132,479

Ratios to average net assets:

Expenses*	13.17%	14.25%
Net investment loss *	(0.11%)	(4.64%)

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

Results of Operations –For the three and nine months ended  September 30, 2007 and 2006

The Fund did not start operations until February 21, 2007, thus only data for 2007 will be presented.

Total investment income for the three and nine months ended September 30, 2007 was $1.9 million and $3.1 million, respectively, of which $1.7 million and $2.6 million consisted of interest on venture loans outstanding.  Remaining income consisted of interest and dividends on the temporary investment of cash, pending investment in venture loans or application to the Fund’s expenses and income from the forfeiture of deposits from prospective borrowers.

Total expenses were $1.9 million and $4.6 million for the three and nine months ended September 30, 2007, respectively.  Management fees were the largest expense.  Management fees for the three and nine months ended September 30, 2007 were $1.7 million and $4.1 million, respectively.

Total interest expense was less than $0.1 million for the three and nine months ended September 30, 2007.

Total banking and legal fees for the three and nine months ended September 30, 2007 were less than $0.1 million and $0.2 million, respectively.

Total organizational costs for the three and nine months ended September 30, 2007 were $0 and $0.1 million, respectively.

Total other operating expenses for the three and nine months ended September 30, 2007 were less than $0.1 million and $0.1 million, respectively.

Net investment loss for the three and nine months ended September 30, 2007 was less than $0.1 million and $1.5 million, respectively.

Net decrease in net assets resulting from operations for the three and nine months ended September 30, 2007 was less than $0.1 million and $1.5 million, respectively.  On a per share basis, the net decrease in net assets resulting from operations was $0.60 and $15.27 for the three and nine months ended September 30, 2007, respectively.

Liquidity and Capital Resources – September 30, 2007 and December 31, 2006

Total capital contributed to the Fund was $62.0 million and $25 thousand at September 30, 2007 and December 31, 2006, respectively.  Committed capital to the Company at September 30, 2007 and December 31, 2006 was $270.0 million and $25 thousand respectively, of which $67.5 million and $25 thousand, respectively has been called.   The remaining $202.5 million in committed capital as of September 30, 2007 is due to expire in February 2012 as the five year anniversary will have passed, at which time no further capital can be called.

On August 10, 2007, the Fund put in place a securitization debt facility (“Loan Agreement”) of $125.0 million to finance the acquisition of asset-based loans.  As of September 30, 2007, the Fund had borrowed $15.0 million under this facility. Loans can be drawn on the credit facility at a minimum of $1 million and in $0.1 million increments in excess thereof. The interest rate on this facility is the “Commercial Paper Rate” plus 0.90 percent, which at September

30, 2007, was 6.8 percent. The facility has a program termination date of May 2012, at which time no further draws can be made upon the facility and the remaining balance will amortize on a monthly basis.  It is anticipated that the facility will have a useful life though July 2013.  The interest rate may be adjusted on an annual basis.  The facility has various covenants including a financial covenant which prohibits borrowing in excess of the equity of the Fund.

Borrowings under this facility are collateralized by receivables under loans advanced by the Fund with assignment to the financial institution, plus other assets of the Fund.  Additionally, borrowings under the facility are guaranteed by the Company. The Fund pays a commitment fee of 0.225 percent (annual fee paid monthly) based on the total commitment related to the facility.  The borrowing facility is revolving and the Fund does not need to pay down on the facility so long as the eligible borrowing base (as defined in the Loan Agreement) is sufficient to support the amount of the debt.

Bank fees of $850,000 were incurred in connection with initially procuring the facility.  Legal costs of $225,457 were incurred in negotiating the facility.    Both the bank fees and the legal costs have been capitalized and are being amortized on a straight line basis over the life of the facility.

As of September 30, 2007 and December 31, 2006, 15% and 100%, respectively, of the Fund's assets consisted of cash and cash equivalents.  The Fund invested its assets in venture loans during the nine months ended September 30, 2007. Amounts disbursed under the Fund's loan commitments totaled approximately $67.0 million during the nine months ended September 30, 2007. Net loan amounts outstanding after amortization and reserves increased by approximately $61.9 million for the same period. Unexpired, unfunded commitments totaled approximately $79.5 million as of September 30, 2007.

As of	Amount Disbursed	Principal Reductions and Reserves	Balance Outstanding – Fair Value	Unexpired Unfunded Commitments
September 30, 2007	$67.0 million	$5.1 million	$61.9 million	$79.5 million
December 31, 2006	$0	$0	$0	$0

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

Based on the model used for the sensitivity of interest income, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net income by less than $0.1 million.  This translates to less than 1% of net income for the three and nine months ended September 30, 2007.  Although management believes that this measure is indicative of the Fund's sensitivity to interest rate changes, it makes estimates to adjust for potential changes in credit quality, size and composition of the balance sheet and other business developments that could affect net income.  Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

Leverage. The Fund borrows money from and issue debt securities to banks, insurance companies and other lenders to obtain additional funds to originate venture loans. Under the 1940 Act, the Fund may not incur borrowings unless, immediately after the borrowing is incurred, such borrowings would have "Asset Coverage" of at least 200%. "Asset Coverage" means the ratio which the value of the Fund's total assets, less all liabilities not represented by (i) the borrowings and (ii) any other liabilities constituting "senior securities" under the 1940 Act, bears to the aggregate amount of such borrowings and senior securities. The practical effect of this limitation is to limit the Fund's borrowings and other senior securities to 50% of its total assets less its liabilities other than the borrowings and other senior securities. The 1940 Act also requires that, if the Fund borrows money, provision be made to prohibit the declaration of any dividend or other distribution on the shares (other than a dividend payable in shares), or the repurchase by the Fund of shares, if, after payment of such dividend or repurchase of shares, the Asset Coverage of such borrowings would be below 200%. If the Fund is unable to pay dividends or distributions in the amounts required under the Internal Revenue Code, it might not be able to qualify for the pass-through status as a RIC or, if qualified, to continue to so qualify.

The use of leverage increases investment risk. The Fund's use of leverage is premised upon the expectation that the Fund's all-in borrowing costs will be lower than the return the Fund achieves on its investments. To the extent the income or capital gains derived from investments purchased with borrowed funds exceeds the cost of borrowing, the Fund's overall return will be greater than if leverage had not been used. Conversely, if the income or capital gain from the investments purchased with borrowed funds is not sufficient to cover the cost of borrowing, or if the Fund incurs capital losses, the return to the Fund will be less than if leverage had not been used, and therefore the amount available for distribution will be reduced or potentially eliminated. Furthermore, since the calculation of the investment management fee paid to the Manager is based in part on a percentage of the managed assets, such fee will be higher if the Fund utilizes leverage than if no borrowings were incurred. Lenders have required that the Fund pledge portfolio assets as collateral for borrowings, and have required that the Company provide guarantees of the debt facility. If the Fund is unable to service the borrowings, the Fund may risk the loss of such pledged assets.

Lenders require that the Fund agree to loan covenants limiting the Fund's ability to incur additional debt or otherwise limiting the Fund's flexibility, and loan agreements may provide for acceleration of the maturity of the indebtedness if certain financial tests are not met. To minimize risks associated with lending money at fixed rates, the Fund enters into interest rate hedging transactions with respect to all or any portion of the Fund's investments. There can be no assurance that such interest rate hedging transactions will be available in forms acceptable to the Fund. In addition, entering into interest rate hedging transactions raises costs to the Fund. Finally, it is possible that the Fund could incur losses from being "overhedged," which would result if the loan that was hedged is repaid faster than expected.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Prior to the Fund’s commencement of operations on February 21, 2007, the Fund sold 100,000 shares to the Fund’s sole shareholder, Venture Lending & Leasing V, LLC for $25,000 in September 2006.  No other shares of the Fund have been sold; however the Fund received an additional $62.0 million of paid in capital during the period from February 21, 2007 through September 30, 2007 which is expected to be used to acquire venture loans and fund operations.

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

VENTURE LENDING & LEASING V, INC.

(Registrant)

By:

/S/ Ronald W. Swenson

By:

/S/ Martin D. Eng

Ronald W. Swenson

Martin D. Eng

Chairman and Chief Executive Officer

Chief Financial Officer

Date:

November 13, 2007

Date:

November 13, 2007

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

Date: November 13, 2007

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

Date: November 13, 2007

/S/ Ronald W. Swenson

Ronald W. Swenson

Chief Executive Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing V, Inc. (the "Fund") on Form 10-Q for the period ending September 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ronald W. Swenson, Chief Executive Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Ronald W. Swenson

Ronald W. Swenson
Chief Executive Officer
November 13, 2007

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing V, Inc. (the "Fund") on Form 10-Q for the period ending September 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Martin D. Eng, Chief Financial Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Martin D. Eng

Martin D. Eng

Chief Financial Officer
November 13, 2007