Form 10-K
period 2007-12-31
Venture Lending & Leasing V, Inc.
filed 2008-03-31
CIK 1376067

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2007

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number 814-00731

VENTURE LENDING & LEASING V, INC.

(Exact name of registrant as specified in its charter)

                    Maryland                                                                                                                                                               14-1974295

(State or other jurisdiction of incorporation or organization)

    (I.R.S. Employer Identification No.)

2010 North First Street, Suite 310, San Jose, CA 95131

(Address of principal executive offices)

(Zip Code)

Registrant’s telephone number, including area code:  (408) 436-8577

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes __ No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes __ No X

Indicate by check mark whether the registrant has (i) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days: Yes    X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated be reference in Part II of this Form 10-K or any amendment to this Form 10-K:

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer _____

Accelerated filer _____

 Non-accelerated filer   X

Smaller reporting company _____

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes __ No X

As the registrant’s shares are not publicly-traded, the aggregate market value of the voting stock held by non-affiliates of the registrant cannot be determined.

The number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2008 was 100,000.

Documents Incorporated by Reference

Document Description

10-K Part

Specifically Identified Portions of the Registrant’s Proxy Statement for the Annual Meeting

of Shareholders to be held May 14, 2008

III

PART I

ITEM 1.

BUSINESS.

Introduction.

Venture Lending & Leasing V, Inc. (the “Fund”) was incorporated in Maryland on August 21, 2006, as a non-diversified, closed-end management investment company electing status as a business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”).  The Fund is a wholly owned subsidiary of Venture Lending & Leasing V, LLC, a Delaware limited liability company (the “Company”).  The purpose of the Fund is to provide asset-based financing to venture-capital-backed companies, in the form of secured loans.  Additionally the Fund may provide debt financing to public and late-stage private companies.  Prior to commencing its operations on February 21, 2007, the Fund had no operations other than the sale of 100,000 shares of common stock, $0.001 par value to the Company for $25,000 in September 2006.  As of December 31, 2007, the Fund meets the requirements, including diversification requirements, to qualify as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986.

The Fund’s shares of Common Stock, $.001 par value (“Shares”) are held entirely by the Company.  As capital is required to finance the acquisition of loans, additional capital is provided by the Company.

Investment Program.

General.  As a BDC, the Fund is required to invest in eligible portfolio companies and (with certain exceptions) make available to them significant managerial assistance.  Generally, an eligible portfolio company is a U.S. company (i.e., is organized and has its principal place of business in the U.S.) that is not an investment company (or excepted from the definition of investment company pursuant to Section 3(c) of the 1940 Act) that meets one of the following tests: (1) it has not issued a class of margin securities that is eligible for margin loans; (2) does not have any class of securities listed on a national securities exchange; (3) it is a very small and solvent company ($4 million or less in total assets and capital and surplus of not less than $2 million); or (4) it is controlled by a BDC or group of companies including a BDC and the BDC exercises a controlling influence over the portfolio company and has an affiliated person who is a director of the portfolio company.

BDCs cannot acquire any assets other than those described in subparagraphs (1) through (8) below (“Qualifying Assets”) unless, at the time of the acquisition, the assets described in subparagraphs (1) through (8) below represent 70% of the value of the BDC’s total assets (the “70% basket”).  Below is a general summary of Qualifying Assets:

1.  Securities issued in transactions not involving a public offering from issuers which are “eligible portfolio companies” (including affiliated persons or persons that have been affiliated persons within the preceding 13 months) or from any other person, subject to such rules and regulations as the Commission may prescribe;

2.  Securities purchased in transactions not involving any public offering from an issuer, or from any person who is an officer or employee of the issuer, if the issuer is a U.S. company that is not an investment company, but the issuer is not an eligible portfolio company because it has issued a class of margin securities that is eligible for margin loans, and at the time of purchase the BDC owns at least 50% of (i) the greatest number of equity securities (on a fully diluted basis) of the issuer and (ii) the greatest amount of such issuer's debt securities held by the BDC at any point in time during the period when such issuer was an eligible portfolio company, and, (iii) the BDC is one of the 20 largest holders of the issuer's outstanding voting securities.

3.  Securities of any eligible portfolio company that is controlled by the BDC (either alone or as part of a group acting together) and the BDC exercises a controlling influence over the management or policies, and has an affiliated person who is a director of, the eligible portfolio company;

4.  Securities issued in transactions not involving a public offering from U.S. non-investment company issuers subject to bankruptcy, reorganization, insolvency or similar proceeding or otherwise unable to meet their obligations without assistance (purchase may be made from affiliated persons or persons that have been affiliated persons within the preceding 13 months or in limited circumstances other persons);

5.  Securities of an eligible portfolio company purchased from any person in transactions not involving a public offering when no public market for the securities exists and the BDC owned at least 60% of the outstanding equity (on a fully diluted basis) of the issuer immediately prior to the purchase;

6.  Securities received in exchange for or distributed with respect to the foregoing securities (including securities obtained pursuant to the exercise of options, warrants or rights relating to such securities);

7.  Cash, cash items, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment; or

8.  Office furniture and equipment, interests in real estate, deferred organization and operating expenses, and other non-investment assets necessary and appropriate to the BDC’s operations.

"Making available significant managerial assistance" is defined under the 1940 Act, in relevant part, as (i) an arrangement whereby the business development company, through its officers, directors, employees or general partners, offers to provide and, if accepted, does provide, significant guidance and counsel concerning the management, operations or business objectives of a portfolio company; or (ii) the exercise by a business development company of a controlling influence over the management or polices of the portfolio company by the business development company acting individually or as part of a group acting together which controls the portfolio company.  The officers of the Fund intend to offer to provide managerial assistance, including advice on equipment acquisition and financing, cash flow and expense management, general financing opportunities, acquisition opportunities and opportunities to access the public securities markets, to the great majority of companies to whom the Fund provides venture loans.  In some instances, officers of the Fund might serve on the board of directors of borrowers.

Venture Loans.  Venture loans generally consist of a promissory note secured by the equipment or other assets of the borrower.  The Fund generally obtains a security interest in the assets financed and receives periodic payments of interest and principal, and may receive a final payment constituting additional interest at the end of the transaction's term.  The interest rate and amortization terms of venture loans are individually negotiated between the Fund and each borrower.

Typically, loans are structured as commitments by the Fund to finance assets of the borrower over a specified period of time.  The commitment of the Fund to finance future asset acquisitions is typically subject to the absence of any default under the loan and compliance by the borrower with requirements relating to, among other things, the type of assets to be financed.  Although the Fund's commitments generally provide that the Fund is not required to continue to fund additional loans if there is a material adverse change in the borrower's financial condition, it is possible that a borrower's financial condition will not be as strong at the time the Fund finances an asset acquisition as it was at the time the commitment was entered into.

Warrants and Equity Securities.  The Fund generally acquires warrants to purchase equity securities of the borrower in connection with asset financings.  The terms of the warrants, including the expiration date, exercise price and terms of the equity security for which the warrant may be exercised, are negotiated individually with each borrower.  Substantially all the warrants and underlying equity securities are restricted securities under the Securities Act of 1933 (“1933 Act”) at the time of issuance; the Fund generally negotiates registration rights with the borrower that may provide (i) "piggyback" registration rights, which permit the Fund under certain circumstances to include some or all of the securities owned by it in a registration statement filed by the borrower or (ii) under rare circumstances, "demand" registration rights permitting the Fund under certain circumstances to require the borrower to register the securities under the 1933 Act (in some cases at the Fund's expense).

Investment Policies.

For purposes of these investment policies and unless otherwise specified, references to the percentage of the Fund's total assets "invested" in securities of a company will be deemed to refer, in the case of financings in which the Fund commits to provide financing prior to funding the commitment, to the amount of the Fund's total assets represented by the value of the maximum amount of securities to be issued by the borrower of the Fund pursuant to such commitment; the Fund will not be required to divest securities in its portfolio or decline to fund an existing commitment because of a subsequent change in the value of securities the Fund has previously acquired or committed to purchase.

Diversification Standards.  The Fund is classified as a "non-diversified" closed-end investment company under the 1940 Act.  However, the Fund seeks to qualify as a RIC, and therefore must meet diversification standards under the Internal Revenue Code.

To qualify as a RIC, the Fund must meet the issuer diversification standards under the Internal Revenue Code that require that, at the close of each quarter of the Fund's taxable year, (i) not more than 25% of the market value of its total assets is invested in the securities of a single issuer and (ii) at least 50% of the market value of its total assets is represented by cash, cash items, government securities, securities of other RICs and other securities (with each investment in such other securities limited so that not more than 5% of the market value of the Fund's total assets is invested in the securities of a single issuer and the Fund does not own more than 10% of the outstanding voting securities of a single issuer).  For purposes of the diversification requirements under the Internal Revenue Code, the percentage of the Fund's total assets "invested" in securities of a company will be deemed to refer, in the case of financings in which the Fund commits to provide financing prior to funding the commitment, to the amount of the Fund's total assets represented by the value of the securities issued by the borrower to the Fund at the time each portion of the commitment is funded.

The Fund will generally invest no more than 30% of its total assets in securities of companies in any single industry.  The broad industry categories in which the Fund anticipates that most of its investments will fall (and within each of which there may be several "industries" for purposes of the industry diversification policy) include computers and storage, semiconductor and equipment, medical devices,  software, and several other categories.

Investment Guidelines.  In selecting investments for the Fund's portfolio, Westech Investment Advisors (the “Manager”) will endeavor to meet the investment guidelines established by the Fund's Board of Directors.  The Fund may, however, make investments that do not conform to one or more of these guidelines when deemed appropriate by the Manager.  Such investments might be made if the Manager believes that a failure to conform in one area is offset by exceptional strength in another or is compensated for by a higher yield, favorable warrant issuance or other attractive transaction terms or features.

Leverage.  The Fund is permitted to borrow money from and issue debt securities to banks, insurance companies and other lenders to obtain additional funds to originate venture loans.  Under the 1940 Act, the Fund may not incur borrowings unless, immediately after the borrowing is incurred, such borrowings would have "asset coverage" of at least 200 percent.  "Asset coverage" means the ratio which the value of the Fund's total assets, less all liabilities not represented by the borrowings and any other liabilities constituting "senior securities" under the 1940 Act, bears to the aggregate amount of such borrowings and senior securities.  The practical effect of this limitation is to limit the Fund's borrowings and other senior securities to 50% of its total assets less its liabilities other than the borrowings and other senior securities.

The use of leverage increases investment risk.  The Fund’s lenders require that the Fund pledge portfolio assets as collateral for loans.  If the Fund is unable to service the borrowings, the Fund may risk the loss of such pledged assets.  Lenders also require that the Fund agree to loan covenants limiting the Fund's ability to incur additional debt or otherwise limiting the Fund's flexibility, and loan agreements may provide for acceleration of the maturity of the indebtedness if certain financial tests are not met.

Temporary Investments.  Pending investment in asset financing transactions and pending distributions, the Fund invests excess cash in (i) securities issued or guaranteed by the U.S. government, its agencies or instrumentalities, (ii) repurchase agreements fully collateralized by U.S. government securities or (iii) short-term high-quality debt instruments of U.S. corporations.  All such investments will mature in one year or less.  The U.S. government securities in which the Fund may invest include U.S. government securities backed by the full faith and credit of the U.S. government (such as Treasury bills, notes and bonds) as well as securities backed only by the credit of the issuing agency.  Corporate securities in which the Fund may invest include commercial paper, bankers' acceptances and certificates of deposit of domestic or foreign issuers.

The Fund also may enter into repurchase agreements that are fully collateralized by U.S. government securities with banks or recognized securities dealers, in which the Fund purchases a U.S. government security from the institution and simultaneously agrees to resell it to the seller at an agreed-upon date and price.  The repurchase price is related to an agreed-upon market rate of interest rather than the coupon of the debt security and, in that sense, these agreements are analogous to secured loans from the Fund to the seller.  Repurchase agreements carry certain risks not associated with direct investments in securities, including possible declines in the market value of the underlying securities and delays and costs to the Fund if the other party to the transaction defaults.

Other Investment Policies.  The Fund will not sell securities short, purchase securities on margin (except to the extent the Fund's permitted borrowings are deemed to constitute margin purchases), write puts or calls, purchase or sell commodities or commodity contracts or purchase or sell real estate.  The Fund will not underwrite the securities of other companies, except to the extent the Fund may be deemed an underwriter upon the disposition of restricted securities acquired in the ordinary course of the Fund's business.

The Fund's investment objective, investment policies and investment guidelines (other than its status as a BDC) are not fundamental policies and may be changed by the Fund's Board of Directors at any time without shareholder approval.

Regulation.  As a BDC, the Fund is required to invest in eligible portfolio companies and (with certain exceptions) make available to them significant managerial assistance.  Eligible portfolio companies, and the regulations governing assets a BDC can acquire, are described under the heading “Investment Program” above.

The Fund, as a BDC, may sell its securities at a price that is below its net asset value per share, provided that a majority of the Fund's disinterested directors has determined that such sale would be in the best interests of the Fund and its shareholders and upon the approval by the holders of a majority of its outstanding voting securities, including a majority of the voting securities held by non-affiliated persons, of such policy or practice within one year of such sale.  A majority of the disinterested directors also must determine in good faith, in consultation with the underwriters of the offering if the offering is underwritten, that the price of the securities being sold is not less than a price which closely approximates market value of the securities, less any distribution discounts or commissions.  As defined in the 1940 Act, the term "majority of the outstanding voting securities" of the Fund means the vote of (i) 67% or more of the Fund's Shares present at a meeting, if the holders of more than 50% of the outstanding Shares are present or represented by proxy, or (ii) more than 50% of the Fund's outstanding Shares, whichever is less.

Many of the transactions involving a company and its affiliates (as well as affiliates of those affiliates) which were prohibited without the prior approval of the SEC under the 1940 Act prior to its amendment by the 1980 provisions are permissible for BDCs, including the Fund, upon the prior approval of a majority of the Fund's disinterested directors and a majority of the directors having no financial interest in the transactions.  However, certain transactions involving certain persons related to the Fund, including its directors, officers, and the Managers, may still require the prior approval of the SEC.  In general, (i) any person who owns, controls, or holds power to vote, more than 5% of the Fund's outstanding Shares; (ii) any director, executive officer, or general partner of that person; and (iii) any person who directly or indirectly controls, is controlled by, or is under common control with, that person, must obtain the prior approval of a majority of the Fund's disinterested directors, and, in some situations, the prior approval of the SEC, before engaging in certain transactions involving the person or any company controlled by the Fund.  The 1940 Act generally does not restrict transactions between the Fund and its eligible portfolio companies.  While a BDC may change the nature of its business so as to cease being a BDC (and in connection therewith withdraw its election to be treated as a BDC) only if authorized to do so by a majority vote (as defined by the 1940 Act) of its outstanding voting securities, shareholder approval of changes in other fundamental investment policies of a BDC is not required (in contrast to the general 1940 Act requirement, which requires shareholder approval for a change in any fundamental investment policy).

Dividends and Distributions.

The Fund intends to distribute to its shareholder substantially all of its net investment income and net realized capital gains, if any, as determined for income tax purposes less appropriate reserves.  Applicable law, including provisions of the 1940 Act, may limit the amount of dividends and other distributions payable by the Fund.  Income dividends will generally be paid quarterly to shareholders of record on the last day of each preceding calendar quarter end.  Substantially all of the Fund's net capital gain (the excess of net long-term capital gain over net short-term capital loss) and net short-term capital gain, if any, will be distributed annually, or on a more frequent basis as determined by the Manager.

Until February 21, 2011, the Fund may make loans commitments to reinvest the proceeds of matured, repaid or resold investments, net of required distributions to shareholders, principal payments on borrowings and expenses or other obligations of the Fund, in new loans.  Following that date, the Fund will begin to distribute to investors all proceeds received from principal payments and sales of investments, net of reserves and expenses, principal repayments on the Fund's borrowings, amounts required to fund financing commitments entered into before such date, and any amounts paid on exercise of warrants.  Distributions of such amounts are likely to cause annual distributions to exceed the earnings and profits of the Fund available for distribution, in which case such excess will be considered a tax free return of capital to a shareholder to the extent of the shareholder's adjusted basis in its shares and then as capital gain.  The Fund may borrow money to fund shareholder distributions, to the extent consistent with the 1940 Act and a prudent capital structure.

Competition.

Other entities and individuals compete for investments similar to those proposed to be made by the Fund, some of whom may have greater resources than the Fund.  Furthermore, the Fund's need to comply with provisions of the 1940 Act pertaining to BDCs and provisions of the Internal Revenue Code pertaining to RICs might restrict the Fund's flexibility as compared with its competitors.  The need to compete for investment opportunities may make it necessary for the Fund to offer borrowers more attractive transaction terms than otherwise might be the case.

Employees.

The Fund has no employees; all of its officers are officers and employees of the Manager, and all of its required services are performed by officers and employees of the Manager.

ITEM 1A.  RISK FACTORS.

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

Long-Term Investment.  After the fourth anniversary following the first closing of the Company's offering of membership interests, the Fund will cease to make new equity investments as well as investments in venture loans (except pursuant to commitments made before such fourth anniversary) and will distribute to its shareholder all proceeds received from principal payments and sales of: (i) reserves and expenses; (ii) principal repayments on the Fund’s borrowings; (iii) amounts required to fund financing commitments entered into before such fourth anniversary; and (iv) any amounts paid on exercise of warrants or otherwise paid to protect the value of existing investments (including, for example, pay-to-play provisions and purchases of equity securities in “down rounds” to avoid dilution).  The Fund's Articles of Incorporation provide that, on December 31, 2015, the Fund automatically will be dissolved without any action by its shareholders  From and after such dissolution, the Fund's activities will be limited to the winding-up of its affairs, the liquidation of its remaining assets and the distribution of the net proceeds thereof to its shareholders.  Although the Fund generally would not make any loan with a stated maturity date later than December 31, 2015, it is possible that, due to a default by a borrower or a transaction restructuring due to a borrower's financial difficulties, such a loan may remain outstanding in whole or in part beyond its original maturity date.  Furthermore, the Fund may not be able to sell warrants it receives from borrowers, or the equity securities (including those received upon exercise of warrants or conversion of debt instruments or in connection with restructuring of a troubled loan), to the extent those investments were retained by the Fund and not distributed earlier to its shareholders, for a significant period of time due to legal or contractual restrictions on resale or the absence of a liquid secondary market.  As a result, the liquidation process might not be completed for a significant period after the Fund's dissolution.  In addition, it is possible that, if certain of the Fund's assets are not liquidated within a reasonable time after the Fund's dissolution, the Fund may elect to make a distribution in kind of all or part of such assets to its shareholders.  In such case, the shareholders would bear any expenses attendant to the liquidation of such assets.

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

Lenders have also required the Fund agree to loan covenants limiting the Fund’s ability to incur additional debt or otherwise limiting the Fund’s flexibility, and loan agreements provide for acceleration of the maturity of the indebtedness if certain financial tests are not met.  To minimize risks associated with lending money at fixed rates, the Fund enters into interest rate hedging transactions with respect to all or any portion of the Fund’s investments.  There can be no assurance that such interest rate hedging transactions will be available in forms acceptable to the Fund.  The variable interest rate that the Fund’s lenders charge cannot be perfectly hedged, and there has been a divergence between the interest rate obtained by the Fund on its interest rate hedging transactions and the interest rate charged to the Fund by its lenders.  In addition, entering into interest rate hedging transactions raises costs to the Fund.  Finally, it is possible that the Fund could incur losses from being “over-hedged” which would result if the loan that was hedged is repaid faster than expected.

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

Non-Diversified Status.  The Fund will be classified as a “non-diversified” investment company under the 1940 Act.  The Fund intends to qualify as a RIC under the Internal Revenue Code and will thereafter seek to continually meet the diversification standards there-under.  Nevertheless, the Fund’s assets may be subject to a greater risk of loss than if its investments were more widely diversified.

CONFLICTS OF INTEREST

Transactions with Venture Lending & Leasing IV, Inc. (“Fund IV”).  The Manager also serves as investment manager for Fund IV, which is continuing to make new investments.  The Fund’s board of directors has determined that so long as Fund IV has capital available to invest in loan transactions with final maturities earlier than December 31, 2012 (the date on which Fund IV will be dissolved), the Fund will invest in each portfolio company in which Fund IV invests (“Investments”).  The amount of each Investment will be allocated 50% to the Fund and 50% to Fund IV so long as Fund IV has capital available to invest.  After May of 2008, Fund IV will no longer be permitted to enter into new commitments to borrowers; however, Fund IV will be permitted to fund existing commitments.  While investing the Fund’s capital in the same companies in which Fund IV is also investing could provide the Fund with greater diversification and access to larger transactions, it could also result in a slower pace of investment than would be the case if the Fund were investing in companies by itself.

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

Intercreditor Agreements.  In each transaction in which both the Fund and Fund IV invest, it is expected that the Fund and Fund IV will enter into an intercreditor agreement pursuant to which the Fund and Fund IV will cooperate in pursuing their remedies following a default by the common borrower.  Generally, under such intercreditor agreements, each party would agree that its security interest would be treated in parity with the security interest of the other party, regardless of which security interest would have priority under applicable law.  Accordingly, proceeds realized from the sale of any collateral or the exercise of any other creditor’s rights will be allocated between the Fund and Fund IV pro rata in accordance with the amounts of their respective investments.  An exception to the foregoing arrangement would occur in situations where, for example, one of the lenders financed specific items of equipment collateral; in that case, usually the lender who financed the specific assets will have a senior lien on that asset, and the other lender will have a junior priority lien (even though they may ratably share liens of equal priority on other assets of the common borrower).  As a result of such intercreditor agreements, the Fund may have less flexibility in pursuing its remedies following a default than it would have had there been no intercreditor agreement, and the Fund may realize fewer proceeds.  In addition, because the Fund and Fund IV invest at the same time in the same borrower, such borrower would be required to service two loans rather than one.  Any additional administrative costs or burdens resulting there from may make the Fund a less attractive lender, and may make it more difficult for the Fund to acquire such loans.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.

PROPERTIES.

All of the Fund’s office space is provided by the Manager.

ITEM 3.

LEGAL PROCEEDINGS.

The Fund is not a party to any material legal proceedings.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Fund’s security holders during the last quarter of the year ended December 31, 2007.

PART II.

ITEM 5.

MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.

The Fund’s Common Stock is not listed on any securities exchange, and all holders of the Fund’s Common Stock are subject to agreements significantly restricting the transferability of their shares.

The number of holders of record of the Fund’s Common Stock at February 23, 2008 was 1.

The Fund has a policy of distributing securities as acquired.  The Fund values these securities at fair value at the time of acquisition in accordance with the Fund’s policy on valuation detailed in Note 2 to the financial statements.  In addition, some expenses of the Company may be paid by the Fund, and will be deemed as distributions to the Company.  The Fund has established a policy of declaring dividends on a quarterly basis to the extent that taxable income of the fund less applicable reserves exceeds warrant distributions and deemed distributions.  As of December 31, 2007, the Fund had distributed $3.59 million to date to its shareholder, of which $0 was in cash.

ITEM 6.

SELECTED FINANCIAL DATA.

The following table summarizes certain financial data and should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included elsewhere in this Form 10-K. The selected financial data set forth below have been derived from the audited financial statements.

	For the Year Ended	For the Period Ended
	December 31, 2007	December 31, 2006*
Statement of Operations Data:
Investment income:
Interest on loans	$5,334,634	$0
Other interest and other income	613,222	-
Total investment income	5,947,856	-
Expenses:
Management fee	5,783,733	-
Interest expense	488,178	-
Banking and legal fees	287,856	-
Organizational costs	113,493	-
Other operating expenses	171,604	-
Total expenses	6,844,864	-
Net investment loss	(897,008)	-
Net change in unrealized loss from investments and hedging activities	(458,320)	-
Net realized and unrealized (loss) gain from investment and hedging activities	(458,320)	-
Net increase (decrease) in net assets resulting from operations	(1,355,328)	-

AMOUNTS PER COMMON SHARE:

Net increase (decrease) in net assets resulting from operations	($13.55)	$0.00
Weighted Average Shares Outstanding	100,000	100,000
	As of Dec 31, 2007	As of Dec 31, 2006
Balance Sheet Data:
Loans	$91,964,991	$0
Net assets	$57,076,432	$25,000
Borrowings under debt facility	$43,000,000	$0

* Period from August 21, 2006 (inception) through December 31, 2006

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

The Fund is a financial services company providing financing and advisory services to a variety of carefully selected venture-backed companies throughout the United States with a focus on growth oriented companies.  The Fund’s portfolio is well diversified and consists of companies in the communications, information services, media, and technology, including software and technology-enabled business services, bio-technology, and medical devices industry sectors, among others.  The Fund’s capital is generally used by our portfolio companies to finance acquisitions of fixed assets and working capital.  On February 21, 2007, the Fund completed its first closing of capital, made its first investment, and became a non-diversified, closed-end investment company that elected to be treated as a business development company under the Investment Company Act of 1940.  The Fund anticipates electing to be treated for federal income tax purposes as a regulated investment company under the Internal Revenue Code with the filing of its federal corporate income tax return for 2007.  Pursuant to this election, the Fund generally will not have to pay corporate-level taxes on any income distributed to our shareholder as dividends, allowing the Fund to substantially reduce or eliminate its corporate-level tax liability.

The Fund's investment objective is to achieve a high total return.  The Fund seeks to achieve its investment objective by providing debt financing to portfolio companies.  Historically, the Fund's investing activities have focused primarily on private debt securities.  The Fund generally receives warrants to acquire equity securities in connection with its portfolio investments.  The Fund generally distributes these warrants to its shareholder upon receipt.  The Fund also has guidelines for the percentage of total assets which will be invested in different types of assets.

The portfolio investments of the Fund consist of debt financing to early and late stage venture capital backed technology companies.  The borrower’s ability to repay their loans may be adversely impacted by a number of factors, and as a result the loan may not be fully repaid.  Furthermore, the Fund’s security interest in any collateral over the borrower’s assets may be insufficient to make up any shortfall in payments.

CRITICAL ACCOUNTING POLICIES

The Manager has identified the most critical accounting estimates upon which the financial statements depend.  The Manager has determined the critical accounting estimates by considering accounting policies that involve the most complex or subjective decisions or assessments.  The only critical accounting policy is related to the valuation of loans.

Loans are held at fair value as determined by management, in accordance with the valuation methods described in the valuation of loans section of footnote 2 to the financial statements (Summary of Significant Accounting Policies). Critical factors in determining the fair value of a loan include payment history, collateral position, financial strength of borrower, prospects for future equity rounds, likelihood of sale or acquisition of the borrower, and length of expected holding period of the loan.  The actual value of the loans may differ from management’s estimates, which would affect net income as well as assets.

Results of Operations – For the year ended December 31, 2007

Prior to commencing its operations on February 21, 2007, the Fund had no operations other than the sale of 100,000 shares to the Company for $25,000 in September, 2006.  Thus, there will be limited information regarding operations for that year.

Total investment income for the year ended December 31, 2007 was $5.9 million, of which $5.3 million consisted of interest on venture loans outstanding.  Remaining income consisted of interest and dividends on the temporary investment of cash, pending investment in venture loans or application to the Fund’s expenses and income from the forfeiture of deposits from prospective borrowers as well as income from securities received from borrowers with commitments that expired unfunded.  The increase in the investment income is primarily a result of the increased loan base on which interest is charged.  Performing loans were $92.0 million as of December 31, 2007.  The average interest rate on loans was 14.11% for the year ended December 31, 2007.

Expenses for the year ended December 31, 2007 was $6.8 million.  Management fees are calculated based on the Company’s committed capital for the first two years of the Fund’s life and thereafter as a percentage of Fund assets.  Management fees for the Fund were $5.8 million for the year ended December 31, 2007.  Interest expense was $0.5 million for the year ended December 31, 2007.  Borrowings under the debt were $43.0 million as of December 31, 2007.  Additionally, the average interest rates were 5.6% for the year ended December 31, 2007.  See the discussion under the Risk Factor entitled “Leverage” for information about the interest rate hedging transactions entered into by the Fund to attempt to limit risks associated with borrowing at variable rates but lending at fixed rates.  Legal and bank related fees were $0.3 million for the year ended December 31, 2007.  Other operating expenses were $0.2 million for the year ended December 31, 2007.  These expenses included director fees, audit and tax fees, and other expenses related to the operation of the Fund.

The net  change in unrealized loss from loans and hedging activities was $(0.5) million, for the years ended December 31, 2007.  The unrealized loss for 2007 is composed entirely of a $0.5 million decrease in the value of the interest rate swap agreement.

Net decrease in net assets resulting from operations for the year ended December 31, 2007 was $(1.4) million.  On a per share basis, for the year ended December 31, 2007, there was a net decrease in net assets resulting from operations of $(13.55).

Liquidity and Capital Resources -- December 31, 2007 and 2006

The Fund is owned entirely by the Company.  The Company is expected, but not required, to make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances.  As of December 31, 2007 and 2006 the Company had received subscriptions for capital in the amount of $270.0 million and $25.0 thousand, of which $67.5 million and $25.0 thousand had been called and received respectively.  As of December 31, 2007, $202.5 million capital remains uncalled.

The Fund had in place a $125.0 million securitization debt facility as of December 31, 2007, under which the Fund was eligible to borrow up to $125.0 million.  As of December 31, 2007, $43.0 million were outstanding under this facility.  The facility is revolving and as such does not have a specified repayment schedule, though advances are secured by the assets of the Fund and thus repayments will be required as assets decline.

The Fund entered into and interest rate swap agreement to hedge its interest rate on the securitization debt facility with a total notional principal of $43.0 million as of December 31, 2007.  The fair value of the interest rate swap agreement at December 31, 2007 was $(0.5) million.  The effect of the interest rate swap agreement is to convert a variable rate obligation into a fixed rate on the contract notional value.

As of December 31, 2007 and 2006, 8.5% and 100%, respectively of the Fund’s assets consisted of cash and cash equivalents. The Fund invested its assets in venture loans during 2007.  Amounts disbursed under the Fund’s loan commitments was $101.1 million for the year ended December 31, 2007.  Net loan amounts outstanding after amortization was approximately $92.0 million as of December 31, 2007.  Unexpired unfunded commitments as of December 31, 2007 were $60.2 million.

Year Ended	Amount Disbursed	Principal Amortization	Balance Outstanding	Unexpired Unfunded Commitments
December 31, 2007	$101.1 million	$9.1 million	$92.0 million	$60.2 million
December 31, 2006	$0	$0	$0	$0

Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid.  It is the Fund’s experience that not all unfunded commitments will be used by borrowers.

The Fund seeks to meet the requirements to qualify for the special pass-through status available to RICs under the Internal Revenue Code, and thus to be relieved of federal income tax on that part of its net investment income and realized capital gains that it distributes to its shareholder.  To qualify as a RIC, the Fund must distribute to its shareholder for each taxable year at least 90% of its investment company taxable income (consisting generally of net investment income and net short-term capital gain) (“Distribution Requirement”).  To the extent that the terms of the Fund’s venture loans provide for the receipt by the Fund of additional interest at the end of the loan term or provide for the receipt by the Fund of a purchase price for the asset at the end of the loan term (“residual income”), the Fund would be required to accrue such residual income over the life of the loan, and to include such accrued income in its gross income for each taxable year even if it receives no portion of such residual income in that year.  Thus, in order to meet the Distribution Requirement and avoid payment of income taxes or an excise tax on undistributed income, the Fund may be required in a particular year to distribute as a dividend an amount in excess of the total amount of income it actually receives.  Those distributions will be made from the Fund's cash assets, from amounts received through amortization of loans or from borrowed funds.

ITEM 7A - Quantitative and Qualitative Disclosures About Market Risk

The Fund's business activities contain elements of risk.  The Fund considers the principal types of market risk to be interest rate risk and valuation risk.  The Fund considers the management of risk essential to conducting its business and to maintaining profitability.  Accordingly, the Fund's risk management procedures are designed to identify and analyze the Fund's risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.

The Fund manages its market risk by maintaining a portfolio that is diverse by industry, size of investment, stage of development, and borrower.  The Fund has limited exposure to public market price fluctuations as the Fund primarily invests in private business enterprises and the Fund distributes all equity investments upon receipt.

The Fund's sensitivity to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of assets and liabilities.  The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates.  Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net income by less than 1% for the year ended December 31, 2007.  Subsequent to year end, the Fund increased its swap position to more closely hedge its interest rate risk.

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

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Quarterly Results

This information has been derived from un-audited financial statements that, in the opinion of management, include all normal recurring adjustments necessary for a fair presentation of such information.  The operating results for any quarter are not necessarily indicative of results for any future year.  The format of the statements have been modified, thus certain numbers have been combined in order to fit the format of the statements.  Prior to commencing its operations on February 21, 2007, the Fund had no other operations other than the sale to the Venture Lending & Leasing V, LLC of 100,000 shares of common stock, $0.001 par value for $25,000 in September 2006.  This issuance of stock was a requirement to apply for a finance lender’s license from the California Commissioner of Corporations.

December 31, 2007 (Unaudited)

	Quarterly Information for the Three Months Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Investment Income:
Interest on loans	$129,008	$750,440	$1,673,805	$2,781,381
Other interest and other income	120,526	208,465	190,064	94,167
Total investment income	249,534	958,905	1,863,869	2,875,548
Expenses:
Management fees	721,233	1,687,500	1,687,500	1,687,500
Interest expense	-	-	48,318	439,860
Banking and legal fees	46,706	22,261	90,683	128,206
Organizational costs	113,493	-	-	-
Other operating expenses	38,275	46,096	52,355	34,878
Total expenses	919,707	1,755,857	1,878,856	2,290,444
Net investment income	(670,173)	(796,952)	(14,987)	585,104
Net change in unrealized loss from investments
and hedging activities	-	-	(44,635)	(413,685)

Net realized and unrealized (loss) gain from investment
and hedging activities	-	-	(44,635)	(413,685)
Net increase in net assets resulting from operations	$(670,173)	$(796,952)	$(59,622)	$171,419
Amount per common share:
Net increase in net assets resulting from operations	$(6.70)	$(7.97)	$(0.60)	$1.71
Weighted average shares outstanding	100,000	100,000	100,000	100,000

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES.

See response to Item 9A(T).

ITEM 9A(T).  CONTROLS AND PROCEDURES.

At the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and in providing reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

The report called for by Item 308T(a) of Regulation S-K is incorporated herein by reference to the “Report of Management on Internal Control Over Financial Reporting” (“Management’s Report”), included in Part II, Item 8 “Financial Statements and Supplementary Data” in this report.  Management’s Report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

There have not been any changes in the Company’s internal control over financial reporting identified in connection with Management’s Report that occurred during the Company’s fourth fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report is not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

This report of management on internal control over financial reporting shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

Changes in Internal Controls

There were no significant changes in the Fund's internal controls or in other factors that could significantly affect these controls during the fiscal quarter ended December 31, 2007.

ITEM 9.B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following are the executive officers of the Fund.  All officers serve at the pleasure of the Fund’s Board.

Name and Position With Fund	Age	Occupation During Past Five Years
Ronald W. Swenson, Chairman, Director and Chief Executive Officer	63	Chairman, CEO, Director, and other positions for Westech Investment Advisors since 1994.
Salvador O. Gutierrez, Director	64	President, Director, and other positions for Westech Investment Advisors since 1994.
Jay L. Cohan, Vice President	43	Vice President, Assistant Secretary and other positions for Westech Investment Advisors since 1999
Martin D. Eng, Vice President, CFO, Treasurer, and Secretary	56	Vice President, CFO, Treasurer and Secretary for Westech Investment Advisors since 2005. VP and Corporate Treasurer, PeopleSoft, Inc 2004-2005. Assistant Treasurer, CNF Inc. 1998-2004.
Maurice C. Werdegar, President David R. Wanek, Vice President	43 35

Vice President and other positions for Westech Investment Advisors since 2001, Venture Partner, Outlook Ventures 2000 – 2001; CIO and Fund Manager, MetaMarkets.com 2000

Vice President and other positions for Westech Investment Advisors since 2001

The information required by this item concerning the directors of the Fund and Section 16(a) compliance is contained in the Fund’s Proxy Statement filed in connection with the Annual Meeting of Shareholders to be held on May 14, 2008 (“Proxy Statement”) under the captions “Proposal 1 -- To Elect Seven Directors of the Fund” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

The Fund has adopted a Code of Ethics that is applicable to all of its officers.  A free copy of the Code of Ethics may be requested by contacting the Chief Financial Officer of the Fund.

ITEM 11.

EXECUTIVE COMPENSATION

The information required by this item is contained in the Fund’s Proxy Statement under the caption “Proposal 1 -- To Elect Seven Directors of the Fund” and is incorporated herein by reference.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is contained in the Fund’s Proxy Statement under the caption “Annex A -- Beneficial Ownership of Fund Shares” and is incorporated herein by reference.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is contained in the Fund’s Proxy Statement under the captions: “Other Information -- Managers” and is incorporated herein by reference.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is contained in the Fund’s Proxy Statement under the captions: “Other Information – Independent Registered Public Accounting Firm.”

PART IV.

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)

1.

Index to Financial Statements and Financial Statement Schedules

Report of Independent Registered Public Accounting Firm

Statements of Assets and Liabilities as of December 31, 2007 and 2006

Statements of Operations for the Year ended December 31, 2007, and the Period from August 21, 2006  (inception) through December 31, 2006

Statements of Changes in Net Assets for the Year ended December 31, 2007 and the Period from August 21, 2006 (inception) through December 31, 2006

Statements of Cash Flows for the Year ended December 31, 2007 and the Period from August 21, 2006  (inception) through December 31, 2006

Notes to Financial Statements

Financial Statement Schedules for the year ended December 31, 2007 and the period from August 21, 2006  (inception) through December 31, 2006 included in Item 15(a):

No schedules are required because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the required information is included in the financial statements and the notes thereto.

(a)

2.

Exhibits

Exhibit

Exhibit Title

3(i)

Articles of Incorporation of the Fund filed with the Maryland Secretary of State on August 21, 2006, Incorporated by reference to the Fund’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on October 10, 2006.

3(ii)

Amended and Restated Bylaws of the Fund, Incorporated by reference to the Fund’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on August 10, 2007.

4.1

Form of Purchase Agreement between the Fund and the Company, Incorporated by reference to the Fund’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on October 10, 2006.

10.1

Form of Custodian Agreement between the Fund and Union Bank of California Incorporated by reference to the Fund’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on October 10, 2006.

10.3

Form of Management Agreement between the Fund, the Manager and the Adviser to the Manager, Incorporated by reference to the Fund’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on October 10, 2006.

31.1 – 32.2

Certifications pursuant to The Sarbanes-Oxley Act of 2002

Note:

The from of the Fund’s Intercreditor Agreement was attached to the Fund’s Registration Statement on Form 10 for information purposes and is not being incorporated by reference herein since it is entered into in the ordinary course of the Fund’s business.

(b)

Reports on Form 8-K

On November 5, 2007, the Fund filed a report on Form 8-K with the Commission to disclose a change in officers.  This was the only report on Form 8-K that was filed by the Fund during the fiscal quarter ended December 31, 2007.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VENTURE LENDING & LEASING V, INC.

(Registrant)

By:

/S/Ronald W. Swenson

By:

/S/Martin D. Eng

Ronald W. Swenson

Martin D. Eng

Chairman and Chief Executive Officer

Chief Financial Officer

Date:   March 31, 2008

Date:     March 31, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME

TITLE

DATE

By:

/S/Bernard J. Angelo

Director

March 31, 2008

Bernard J. Angelo

By:

/S/John Glynn

Director

March 31, 2008

John Glynn

By:

/S/Salvador O. Gutierrez

Director

March 31, 2008

Salvador O. Gutierrez

By:

/S/Michael G. McCaffery

Director

March 31, 2008

Michael G. McCaffery

By:

/S/J. Roger V. Smith

Director

March 31, 2008

Roger V. Smith

By:

/S/Ronald W. Swenson

CEO & Director

March 31, 2008

Ronald W. Swenson

By:

/S/George Von Gehr

Director

March 31, 2008

George Von Gehr

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

Venture Lending & Leasing V, Inc.

San Jose, California:

We have audited the accompanying statements of assets and liabilities of Venture Lending & Leasing V, Inc. (the “Fund”) as of December 31, 2007 and 2006, and the related statements of operations, changes in net assets, and cash flows for the year ended December 31, 2007 and the period from August 21, 2006 (inception) through December 31, 2006.  These financial statements are the responsibility of the Fund's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  Our procedures included confirmation of loans as of December 31, 2007, by corresponding with the borrowers or by other appropriate auditing procedures where replies from borrowers were not received.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Venture Lending & Leasing V, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the year ended December 31, 2007 and the period from August 21, 2006 (inception) through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the financial statements include loans valued at $91,964,991 (89% of total assets) as of December 31, 2007, whose fair values have been estimated by the Fund’s management in the absence of readily determinable fair values.  Also discussed in Note 2 is the information used by the Fund’s management in making these estimates.

/S/ Deloitte & Touche LLP

San Jose, California

March 31, 2008

VENTURE LENDING & LEASING V, INC.

Statements of Assets and Liabilities

As of December 31, 2007 and 2006

	December 31, 2007	December 31, 2006
ASSETS
Loans, at estimated fair value
(Cost of $91,964,991 and $0)	$91,964,991	$-
Cash and cash equivalents	8,838,310	25,000
Other assets	2,281,685	-

Total assets	103,084,986	25,000

LIABILITIES
Borrowings under debt facility	43,000,000	-
Accrued management fees	1,687,500	-
Accounts payable and other accrued liabilities	1,321,054	-

Total liabilities	46,008,554	-

Net assets	$57,076,432	$25,000

Analysis of Net Assets:

Capital paid in on shares of capital stock	$62,025,000	$25,000
Return of capital distributions	(3,593,240)	-
Accumulated deficit	(1,355,328)	-
Net assets (equivalent to $570.76 and $0.25 per share based on
100,000 shares of capital stock outstanding - See Note 7)	$57,076,432	$25,000

See notes to financial statements.

VENTURE LENDING & LEASING V, INC.

Statements of Operations

For the Periods Ended December 31, 2007 and 2006

	For the Year Ended	For the Period Ended
	December 31, 2007	December 31, 2006*

INVESTMENT INCOME:
Interest on loans	$5,334,634	$-
Other interest and other income	613,222	-
Total investment income	5,947,856	-

EXPENSES:
Management fees	5,783,733	-
Interest expense	488,178	-
Banking and legal fees	287,856	-
Organizational costs	113,493	-
Other operating expenses	171,604	-
Total expenses	6,844,864	-
Net investment loss	(897,008)	-

Net change in unrealized loss from investments and
hedging activities	(458,320)	-

Net decrease in net assets
resulting from operations	$(1,355,328)	$-
Net decrease in net assets
resulting from operations per share	$(13.55)	$-
Weighted average shares outstanding	100,000	100,000

* Period from August 21, 2006 (inception) through December 31, 2006

See notes to financial statements.

VENTURE LENDING & LEASING V, INC.

Statement of Changes in Net Assets

For the Periods Ended December 31, 2007 and 2006

	For the Year Ended	For the Period Ended
	December 31, 2007	December 31, 2006*
Decrease in net assets resulting from operations:
Net investment loss	$(897,008)	$-
Net change in unrealized gain (loss) from investments
and hedging activities	(458,320)	-

Net decrease in net assets resulting
from operations	(1,355,328)	-

Return of capital to shareholder	(3,593,240)	-
Capital share transactions	62,000,000	25,000
Total increase	57,051,432	25,000

Net assets
Beginning of period	25,000	-

End of period	$57,076,432	$25,000

* Period from August 21, 2006 (inception) through December 31, 2006

See notes to financial statements.

VENTURE LENDING & LEASING V, INC.

Statements of Cash Flows

For the Periods Ended December 31, 2007 and 2006

	For the Year Ended December 31, 2007		For the Period Ended December 31, 2006*

CASH FLOWS FROM OPERATING ACTIVITIES:
Net decrease in net assets resulting from operations	$(1,355,328)		$-
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized loss from investment and hedging activities	458,320		-
Amortization of deferred costs related to borrowing facility	76,357		-
Net increase in other assets	(1,224,874)		-
Net increase in accounts payable, accrued liabilities, and accrued management fees	2,550,234
Origination of loans	(101,105,908)		-
Principal payments on loans	9,140,917		-
Acquisition of equity securities	(3,483,240)		25,000
Net cash proviced by (used in) operating activities	(94,943,522)	-	25,000	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Deemed distribution to shareholder	(110,000)		-
Payment of bank facility fees and costs	(1,133,168)		-
Borrowings under debt facility	43,000,000		-
Contributions from shareholder	62,000,000		-
Net cash provided by financing activities	103,756,832		-
Net increase in cash and cash equivalents	8,813,310		25,000

CASH AND CASH EQUIVALENTS:
Beginning of period	25,000		-
End of period	$8,838,310		$25,000
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE YEAR FOR:
Interest	$291,650		$-
NON-CASH ACTIVITIES:
Distributions of equity securities to shareholder	$3,483,240		$-
			.
* Period from August 21, 2006 (inception) through December 31, 2006

See notes to financial statements

VENTURE LENDING & LEASING V, INC.

Notes to Financial Statements for the Year Ended December 31, 2007 and the Period From Inception, August 21, 2006 through December 31, 2006

1.

ORGANIZATION AND OPERATIONS OF THE FUND

Venture Lending & Leasing V, Inc., (the “Fund”), was incorporated in Maryland on August 21, 2006 as a nondiversified closed-end management investment company electing status as a business development company (“BDC”) under the Investment Company Act of 1940 (“Investment Company Act”).  One hundred percent of the stock of the Fund is held by Venture Lending & Leasing V, LLC (the “Company”).  Prior to commencing its operations on February 21, 2007, the Fund had no operations other than the sale to the Company of 100,000 shares of common stock, $0.001 par value for $25,000 in September 2006.  This issuance of stock was a requirement in order to apply for a finance lender's license from the California Commissioner of Corporations.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

Interest Income

Interest income on loans is recognized using the effective interest method including amounts resulting from the amortization of discounts resulting from the allocation of amounts ascribed to equity securities received as part of the loan transaction.  Additionally, fees received as part of the transaction are added to the loan discount and amortized over the life of the loan.

Valuation Procedures

The Fund accounts for loans at fair value in accordance with the “Valuation Methods” below.  All valuations are determined under the direction of Westech Investment Advisers (“ Manager” or “Management”), in accordance with this Policy.

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

Valuation Methods

At December 31, 2007, the financial statements include nonmarketable investments ($91,964,991 or approximately 89% of the total assets) with fair values determined by Manager in the absence of readily determinable market values.  Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.  Below is the information used by the manager in making these estimates.

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

Debt securities held as Short-term Investments are valued based on current bid quotations of recognized dealers or, when market quotations are not readily available, based on appraisals received from a pricing service using a computerized matrix system, or based upon appraisals derived from information concerning the securities or similar securities received from recognized dealers in the securities.  Notwithstanding the foregoing, debt securities with remaining maturities of ninety (90) days or fewer generally are valued by amortizing the difference between their last available fair value and their par value, provided such amount is not materially different from quoted price.  As of December 31, 2007 and 2006, the Fund held no short-term investments.

Warrants and Stock

Warrants and stock that are received in connection with loan transactions generally are assigned an estimated fair value at the time of acquisition.  These securities are then distributed by the Fund to the Company at the assigned value.  During the 4th quarter of 2007, the Fund refined the manner in which it estimates the value of the warrants it receives in connections with its loans.  Warrants are now valued based on a modified Black-Scholes option pricing model which takes into account underlying stock value, expected term, volatility, risk-free interest rate, among other factors.  Warrants are typically distributed immediately upon receipt to the Shareholder.

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

As of December 31, 2007 and 2006, no loans have been classified as nonaccrual.

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

The Fund enters into interest rate swap agreements to hedge its interest rate on its borrowings under the debt facility.  The net interest received or paid on the interest rate swap agreements is included in interest expense.  The fair value of the interest rate swap agreement is recorded in other assets or other liabilities and the change in the fair value is recorded as a change in unrealized gain (loss) from investments and hedging activities.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161), an amendment of SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”.  SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Fund is currently evaluating the impact of the adoption of SFAS 161 on its financial statements.

Tax Status

The Fund plans on qualifying as a Regulated Investment Company (“RIC”) and electing treatment as a RIC by the time the Fund files its 2007 tax return.  As long as the Fund qualifies as a Regulated Investment Company (“RIC”), it will not pay any federal or state corporate income tax on income that is distributed to its shareholder (pass-through status).  Should the Fund not qualify as a RIC or lose its RIC status, it could be taxed as an ordinary corporation on its taxable income for that year (even if that income is distributed to its shareholder), and all distributions out of its earnings and profits will be taxable to its shareholder as ordinary income.  As of December 31, 2007, the Fund had no uncertain tax positions.

3.

 SUMMARY OF INVESTMENTS

Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working capital up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment.  As of December 31, 2007, the Fund's investments in loans are primarily to companies based within the United States and are diversified among borrowers in the industries shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below.  (The sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).

Loan balances are summarized by borrower.  Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded.  Each loan drawn under a commitment has a different maturity date and amount.  For the year ended December 31, 2007 the weighted average interest rate on performing loans was 14.11%.  Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including volatility, early payoffs, and recovery of interest from non-performing assets.

Loans as of December 31, 2007 are in non-affiliates and consist of the following (industry classifications are unaudited):

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 12/31/07	12/31/07	Maturity Date

Biotechnology
Acumen Pharmaceuticals		$510,750	$510,750	8/1/10
SanBio		1,203,606	1,203,606	10/1/10
Trellis Bioscience		897,359	897,359	12/1/10
Subtotal:	4.6%	$2,611,715	$2,611,715

Carrier Networking
Asoka USA Corporation		$957,308	$957,308	1/1/11
Ellacoya Networks		1,731,556	1,731,556	12/1/09
Kodiak Networks		1,133,172	1,133,172	4/1/10
OpVista		2,289,913	2,289,913	5/1/10
Wavebender		456,545	456,545	9/1/10
Subtotal:	11.5%	$6,568,494	$6,568,494

Computers & Storage
D-Wave Systems		$405,924	$405,924	7/1/10
Gear Six, Inc.		925,081	925,081	7/1/10
Ncomputing		1,209,935	1,209,935	9/1/10
Subtotal:	4.5%	$2,540,940	$2,540,940

Enterprise Networking
Envivio		$2,180,228	$2,180,228	1/1/11
Vyatta		708,558	708,558	2/1/11
Subtotal:	5.1%	$2,888,786	$2,888,786

Internet
Accelovation		$444,835	$444,835	1/1/11
BuzzLogic		461,623	461,623	5/1/11
Collarity		486,040	486,040	3/1/11
Cuill		3,194,680	3,194,680	2/1/12
Donnerwood Media		731,293	731,293	8/1/10
EForce Media		1,461,125	1,461,125	12/1/10
Flock		954,423	954,423	5/1/10
Genius		327,349	327,349	8/1/10
iGroup Network		164,890	164,890	8/1/10
Insider Guides		926,996	926,996	2/1/11
Philotic		146,312	146,312	10/1/10
Plaxo		180,149	180,149	12/1/10
Popjax		474,045	474,045	12/1/10
QuantCast		176,809	176,809	3/1/11
Radar Networks		900,765	900,765	10/1/10
Return Path		725,534	725,534	12/1/10
Riya		1,418,785	1,418,785	7/1/11
ThisNext, Inc.		442,289	442,289	6/1/10
ultraRPM		475,354	475,354	11/1/10
uStream.TV		216,296	216,296	10/1/10
Subtotal:	25.1%	$14,309,592	$14,309,592

Medical Devices
Accuri Cytometers		$980,312	$980,312	9/1/10
AirXpanders		56,416	56,416	1/1/11
Emphasys Medical		4,830,563	4,830,563	1/1/11
EnteroMedics		4,823,869	4,823,869	8/1/10
HandyLab		2,315,064	2,315,064	12/1/10
iBalance Medical		1,870,690	1,870,690	9/1/10
Nellix		402,930	402,930	1/1/11
NeoGuide Systems		2,427,927	2,427,927	7/1/10
Percutaneous Systems		712,663	712,663	9/1/09
Softscope Medical Technologies		233,236	233,236	12/1/10
Subtotal:	32.7%	$18,653,670	$18,653,670

Other Healthcare
Advanced ICU Care		$365,267	$365,267	10/1/10
Nanosphere		5,450,019	5,450,019	8/1/10
Skylight Healthcare Systems		1,394,392	1,394,392	10/1/10
Subtotal:	12.6%	$7,209,678	$7,209,678

Other Technology
Building B		$1,587,098	$1,587,098	10/1/10
EoPlex		121,615	121,615	8/1/10
ORYXE Energy International		1,376,662	1,376,662	5/1/10
Triformix		259,880	259,880	3/1/09
Subtotal:	5.9%	$3,345,255	$3,345,255

Security
Guardian Analytics		$84,561	$84,561	1/1/11
Ironkey		572,774	572,774	4/1/10
Nevis Networks		869,895	869,895	8/1/09
Subtotal:	2.7%	$1,527,230	$1,527,230

Semiconductors & Equipment
Alereon		$1,687,479	$1,687,479	7/1/10
Bitwave Semiconductor		863,394	863,394	12/1/09
Discera		571,619	571,619	1/1/11
InSilica		1,152,893	1,152,893	7/1/10
Integrated Materials		1,780,119	1,780,119	6/1/10
InvenSense		538,897	538,897	11/1/10
Luxtera		1,517,560	1,517,560	1/1/11
LV Sensors		1,238,722	1,238,722	2/1/11
Netxen		686,316	686,316	10/1/10
Tela Innovations		241,145	241,145	7/1/10
Subtotal:	18.0%	$10,278,144	$10,278,144

Software
Athena Design Systems		$213,948	$213,948	4/1/10
Berkeley Design Automation		1,270,361	1,270,361	12/1/10
BlueRoads		1,267,198	1,267,198	2/1/10
Canopy Financial		500,334	500,334	11/1/10
Cloudmark		923,357	923,357	10/1/10
Coghead		707,776	707,776	10/1/10
DemandBase		723,801	723,801	11/1/10
Enkata Technologies		230,343	230,343	4/1/10
Evincii		275,507	275,507	10/1/10
Integrien		952,504	952,504	7/1/10
IT Structures		239,860	239,860	9/1/10
Kabira Technologies		1,571,776	1,571,776	12/1/10
Kareo		257,129	257,129	7/1/10
Market6		1,189,631	1,189,631	7/1/10
Orb Networks		874,476	874,476	1/1/10
SoundFlavor		121,366	121,366	7/1/10
Visible World		918,613	918,613	12/1/10
Xtime		243,375	243,375	1/1/11
Subtotal:	21.9%	$12,481,355	$12,481,355

Wireless
Cellfire		$1,350,805	$1,350,805	3/1/10
DeFi Mobile		237,323	237,323	12/1/10
HandsOn Mobile		2,988,139	2,988,139	5/1/10
July Systems		666,833	666,833	4/1/10
Quickoffice		488,124	488,124	7/1/10
Sandlinks		981,241	981,241	6/1/10

ScanR		465,329	465,329	1/1/11
SmartDrive		969,334	969,334	6/1/10
Venturi Wireless		1,403,004	1,403,004	11/1/10
Subtotal:	16.7%	$9,550,132	$9,550,132

Total: (Cost of $91,964,991)	161.1%	$91,964,991	$91,964,991

As of December 31, 2007, there were no loans classified as non-accrual.  There were no loans outstanding as of December 31, 2006.

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies.  These loans are generally secured by assets of the borrowers.  As a result, the Fund is subject to general credit risk associated with such companies.  At December 31, 2007, the Fund had unexpired unfunded commitments to borrowers of $60.2 million.

4.

LONG-TERM DEBT FACILITY

As of December 31, 2007, the Fund had in place a securitization debt facility of $125.0 million to finance the acquisition of asset-based loans.  As of December 31, 2007, the Fund had borrowed $43.0 million under this facility.  Loans can be drawn on the credit facility at a minimum of $1 million and in $0.1 million increments in excess thereof.  The interest rate on this facility is the “Commercial Paper Rate” plus 0.90 percent, which at December 31, 2007, was 6.29 percent.  The facility has a program termination date of May 2012, at which time no further draws can be made upon the facility and the remaining balance will amortize on a monthly basis.  It is anticipated that the facility will have a useful life through July 2013.  The interest rate may be adjusted on an annual basis.  The facility has various covenants including a financial covenant which prohibits borrowing in excess of the equity of the Fund.

Borrowings under this facility are collateralized by receivables under loans advanced by the Fund with assignment to the financial institution, plus other assets of the Fund.  The amortization schedule for each borrowing under the facility is expected to correspond to the amortization of the loans supporting each borrowing.  The Fund pays a commitment fee of 0.225 percent (annual fee paid monthly) based on the total commitment related to the facility.  The borrowing facility is revolving and the Fund does not need to pay down on the facility so long as the eligible borrowing base (as defined in the Loan Agreement) is sufficient to support the amount of the debt.

Bank fees of $850,000 were incurred in connection with initially procuring the facility.  Legal costs of $225,457 were incurred in negotiating the facility.  An additional $57,711 in legal costs was incurred in 2007 related to the facility.  Both the bank fees and the legal costs have been capitalized and are being amortized on a straight line basis over the expected life of the facility (July 2013).

The facility is revolving and as such does not have a specified repayment schedule, though advances are secured by the assets of the Fund and thus repayments will be required as assets decline.  The revolving facility contains various covenants including financial covenants related to: (i) Asset Coverage (ii) Asset Coverage Under Investment Company Act.

Under the loan agreement, the Fund may not incur borrowings unless, immediately after the borrowing is incurred, such borrowings would have "asset coverage" of at least 200 percent.  "Asset coverage" means the ratio which the value of the Fund's total assets, less all liabilities not represented by the borrowings and any other liabilities constituting "senior securities" under the 1940 Act, bears to the aggregate amount of such borrowings and senior securities.  The practical effect of this limitation is to limit the Fund's borrowings and other senior securities to 50% of its total assets less its liabilities other than the borrowings and other senior securities.

5.

INTEREST RATE SWAP

At December 31, 2007, the Fund had an interest rate swap agreement with a notional principal amount of $43.0 million to convert floating rate liabilities to fixed rates.  The Fund pays a fixed rate of 4.6256 percent and receives from the counterparty a floating 30-day commercial paper rate.  Payments are made monthly and terminate on September 10, 2011.  The fair value of the interest rate swap agreement at December 31, 2007 was $(458,320) and is included in other liabilities of the Fund and the change in fair value of the interest rate swap agreement was $(458,320) which was recorded in net change in unrealized loss from investments and hedging activities.

6.

EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income (loss) by the weighted average common shares outstanding.  Diluted earnings (loss) per share are computed by dividing net income (loss) by the weighted average common shares outstanding, including the dilutive effects of potential common shares (e.g., stock options).  The Fund has no instruments that would be potential common shares; thus, reported basic and diluted earnings (loss) per share are the same.

7.

CAPITAL STOCK

As of December 31, 2007 and December 31, 2006, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company is $270.0 million.  Total contributed capital to the Company through December 31, 2007 and December 31, 2006 was $67.5 million and $25 thousand, respectively, of which $62.0 million and $25 thousand, respectively, was contributed to the Fund.

For the years ended December 31, 2007 and the period from August 21, 2006 (inception) through December 31, 2006, distributions of $3,593,240 and $0, respectively were made to the Fund’s shareholder, and were comprised of the following:

	2007	2006
Cash distributions	$-	$-
Deemed distributions	110,000	-
Distributions of equity securities	3,483,240	-

Total distributions to shareholder	$3,593,240	$-

At December 31, 2007 and 2006, distributable earnings include unrealized depreciation on loans and hedging activities of $(458,320) and $0, respectively.

8.

MANAGEMENT AND RELATED PARTIES

Management

As compensation for its services to the Fund, the Manager receives a management fee (“Management Fee”) computed and paid at the end of each quarter at an annual rate of 2.5 percent of the Company’s committed equity capital (regardless of when or if the capital is called) as of the last day of each fiscal quarter in a two-year period commencing with the first capital closing, which took place on February 21, 2007.  Following this two-year period, Management Fees are calculated and paid at the end of each quarter at an annual rate of 2.5 percent of the Fund’s total assets (including amounts derived from borrowed funds) as of the last day of each quarter.  Management fees of $5,783,733 were recognized as expenses for the year ended December 31, 2007.

Related Parties

Certain officers and directors of the Company also serve as officers and directors of Westech Investment Advisors.  The Articles of Incorporation of the Fund provide for indemnification of directors, officers, employees, and agents (including the Manager) of the Fund to the full extent permitted by applicable state law and the 1940 Act, including the advance of expenses and reasonable counsel fees.  The Articles of Incorporation of the Fund also contain a provision eliminating personal liability of a Fund director or officer to the Fund or its shareholder for monetary damages for certain breaches of their duty of care.

Transactions with Fund IV

The Manager also serves as investment manager for Venture Lending & Leasing IV, Inc. (“Fund IV”), which is continuing to make new investments.  The Fund’s board of directors has determined that so long as Fund IV has capital available to invest in loan transactions with final maturities earlier than December 31, 2012 (the date on which Fund IV will be dissolved), the Fund will invest in each portfolio company in which Fund IV invests (“Investments”).  The amount of each Investment will be allocated 50% to the Fund and 50% to Fund IV so long as Fund IV has capital available to invest.  After May of 2008, Fund IV will no longer be permitted to enter into new commitments to borrowers; however, Fund IV will be permitted to fund existing commitments.  While investing the Fund’s capital in the same companies in which Fund IV is also investing could provide the Fund with greater diversification and access to larger transactions, it could also result in a slower pace of investment than would be the case if the Fund were investing in companies by itself.

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

Intercreditor Agreements.

In each transaction in which both the Fund and Fund IV invest, it is expected that the Fund and Fund IV will enter into an intercreditor agreement pursuant to which the Fund and Fund IV will cooperate in pursuing their remedies following a default by the common borrower.  Generally, under such intercreditor agreements, each party would agree that its security interest would be treated in parity with the security interest of the other party, regardless of which security interest would have priority under applicable law.  Accordingly, proceeds realized from the sale of any collateral or the exercise of any other creditor’s rights will be allocated between the Fund and Fund IV pro rata in accordance with the amounts of their respective investments.  An exception to the foregoing arrangement would occur in situations where, for example, one of the lenders financed specific items of equipment collateral; in that case, usually the lender who financed the specific assets will have a senior lien on that asset, and the other lender will have a junior priority lien (even though they may ratably share liens of equal priority on other assets of the common borrower).  As a result of such intercreditor agreements, the Fund may have less flexibility in pursuing its remedies following a default than it would have had there been no intercreditor agreement, and the Fund may realize fewer proceeds.  In addition, because the Fund and Fund IV invest at the same time in the same borrower, such borrower would be required to service two loans rather than one.  Any additional administrative costs or burdens resulting there from may make the Fund a less attractive lender, and may make it more difficult for the Fund to acquire such loans.

9.

FINANCIAL HIGHLIGHTS

Accounting principles generally accepted in the United States of America require disclosure of financial highlights of the Fund for the periods presented, the year ended December 31, 2007 and the period from August 21, 2006 (inception) and December 31, 2006.  The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period.  The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund.  This required methodology differs from an internal rate of return.  The Fund did not commence operations until February 21, 2007.

The ratios of expenses and net investment income to average net assets, calculated below are computed based upon the aggregate weighted average net assets of the Fund for the periods presented.  Net investment income is inclusive of all investment income net of expenses, and excludes net realized or unrealized gains and losses.

Beginning and ending net asset values per share are based on the beginning and ending number of shares outstanding.  Other per share information is calculated based upon the aggregate weighted average net assets of the Fund for the period presented.

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Year Ended December 31, 2007	For the Period Ended December 31, 2006*

Total return	(5.15%)	0.00%

Per share amounts:
Net asset value, beginning of period	$0.25	$0.00
Net investment loss	(8.97)	-
Net change in unrealized gain (loss) from investments and hedging activities	(4.59)	-
Total income	(13.56)	-
Capital contributions	620.00	0.25
Tax return of capital distributions to shareholder	(35.93)	-

Net asset value, end of period	$570.76	$0.25

Net assets, end of period	$57,076,432	$25,000

Ratios to average net assets:

Expenses	15.58%	0.00%
Net investment loss	(2.04%)	0.00%

*From August 21, 2006 (inception) through December 31, 2006

Exhibit 31.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Martin D. Eng, certify that:

1.  I have reviewed this annual report on Form 10-K of Venture Lending & Leasing V, Inc.;

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

Date: March 31, 2008

/S/ Martin D. Eng

Martin D. Eng

Chief Financial Officer

                      Exhibit 31.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Ronald W. Swenson, certify that:

1.  I have reviewed this annual report on Form 10-K of Venture Lending & Leasing V, Inc.;

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

Date: March 31, 2008

/S/ Ronald W. Swenson

Ronald W. Swenson

Chief Executive Officer

                     Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Venture Lending & Leasing V, Inc. (the "Fund") on Form 10-K for the year ending December 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ronald W. Swenson, Chief Executive Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Ronald W. Swenson

Ronald W. Swenson
Chief Executive Officer
March 31, 2008

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Venture Lending & Leasing V, Inc. (the "Fund") on Form 10-K for the year ending December 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Martin D. Eng, Chief Financial Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Martin D. Eng

Martin D. Eng

Chief Financial Officer
March 31, 2008