Form 10-Q
period 2008-03-31
Venture Lending & Leasing V, Inc.
filed 2008-05-15
CIK 1376067

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐   Non-accelerated filer   ☒        Smaller reporting company ☐

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

Outstanding as of May 14, 2008

Common Stock, $.001 par value

100,000

VENTURE LENDING & LEASING V, INC.

INDEX

PART I -- FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)

As of March 31, 2008 and December 31, 2007

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2008 and 2007

Condensed Statements of Changes in Net Assets (Unaudited)

For the three months ended March 31, 2008 and 2007

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2008 and 2007

Notes to Condensed Financial Statements (Unaudited)

Item 2.

Management's Discussion and Analysis of Financial

Condition and Results of Operations

Item 3.

Quantitative & Qualitative Disclosures About Market Risk

Item 4.

Controls and Procedures

Item 4T.

Controls and Procedures

PART II -- OTHER INFORMATION

Item 1.

Legal Proceedings

Item 1A.

Risk Factors

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.

Defaults Upon Senior Securities

Item 4.

Submission of Matters to a Vote of Security Holders

Item 5.

Other Information

Item 6.

Exhibits

SIGNATURES

VENTURE LENDING & LEASING V, INC.

 CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

AS OF MARCH 31, 2008 AND DECEMBER 31, 2007

	March 31, 2008	December 31, 2007
ASSETS
Loans, at estimated fair value
(Cost of $110,707,326 and $91,964,991)	$110,707,326	$91,964,991
Cash and cash equivalents	13,107,880	8,838,310
Other assets	2,525,834	2,281,685

Total assets	126,341,040	103,084,986

LIABILITIES
Borrowings under debt facility	42,100,000	43,000,000
Accrued management fees	1,687,500	1,687,500
Accounts payable and other accrued liabilities	1,998,467	1,321,054

Total liabilities	45,785,967	46,008,554

Net assets	$80,555,073	$57,076,432

Analysis of Net Assets:

Capital paid in on shares of capital stock	$86,025,000	$62,025,000
Return of capital distributions	(4,782,175)	(3,593,240)
Accumulated deficit	(687,752)	(1,355,328)
Net assets (equivalent to $805.55 and $570.76 per share based on
100,000 shares of capital stock outstanding - See Note 5)	$80,555,073	$57,076,432

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING V, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

	For the Three Months Ended	For the Three Months Ended
	March 31, 2008	March 31, 2007

INVESTMENT INCOME:
Interest on loans	$3,682,304	$129,008
Other interest and other income	167,485	120,526
Total investment income	3,849,789	249,534

EXPENSES:
Management fees	1,687,500	721,233
Interest expense	563,651	-
Banking and professional fees	175,491	69,206
Organizational costs	-	113,493
Other operating expenses	17,439	15,775
Total expenses	2,444,081	919,707
Net investment income (loss)	1,405,708	(670,173)

Net change in unrealized loss from hedging activities	(738,132)	-

Net increase (decrease) in net assets
resulting from operations	$667,576	$(670,173)
Net increase (decrease) in net assets
resulting from operations per share	$6.68	$(6.70)
Weighted average shares outstanding	100,000	100,000

See Notes to Condensed Financial Statements

VENTURE  LENDING & LEASING V, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

	For the Three Months Ended	For the Three Months Ended
	March 31, 2008	March 31, 2007

Increase in net assets from operations:
Net investment income (loss)	$1,405,708	$(670,173)
Net change in unrealized loss from
hedging activities	(738,132)	-

Net increase (decrease) in net assets
resulting from operations	667,576	(670,173)

Return of capital to shareholder	(1,188,935)	(1,182,769)
Capital share transactions	24,000,000	30,000,000
Total increase	23,478,641	28,147,058

Net assets
Beginning of period	57,076,432	25,000

End of period	$80,555,073	$28,172,058

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING V, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2008 and 2007

	For the Three Months Ended March 31, 2008		For the Three Months Ended March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$667,576		$(670,173)
Adjustments to reconcile net increase (decrease) in net assets to
net cash used in operating activities:			-
Net change in unrealized loss from hedging activities	738,132		-
Amortization of deferred costs related to borrowing facility	47,320
Net increase in other assets	(291,469)		(198,201)
Net increase (decrease) in accounts payable, accrued liabilities,
and accrued management fees	(60,718)		906,996
Origination of loans	(26,082,641)		(11,419,071)
Principal payments on loans	7,340,305		1,336,205
Acquisition of equity securities	(1,188,935)		(1,072,769)
Net cash used in operating activities	(18,830,430)	-	(11,117,013)	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Deemed distribution to shareholder	-		(110,000)
Borrowings under debt facility	3,000,000		-
Repayment of borrowings under debt facility	(3,900,000)		-
Contributions from shareholder	24,000,000		30,000,000
Net cash provided by financing activities	23,100,000		29,890,000
Net increase in cash and cash equivalents	4,269,570		18,772,987

CASH AND CASH EQUIVALENTS:
Beginning of period	8,838,310		25,000
End of period	$13,107,880		$18,797,987
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE YEAR FOR:
Interest	$610,991		$-
NON-CASH ACTIVITIES:
Distributions of equity securities to shareholder	$1,188,935		$1,072,769

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

In the Manager's opinion, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading.  The interim results for the three months ended March 31, 2008 are not necessarily indicative of what the results would be for a full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2007.

Certain amounts in the prior period financial statements have been reclassified to conform to the current financial statement presentation. These reclassifications had no impact on previously reported net decrease in net assets resulting from operations or net assets.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Valuation Methods

As of March 31, 2008 and December 31, 2007, the financial statements include nonmarketable investments ($110,707,326 and $91,964,991 or approximately 88% and 89% of the total assets, respectively) with fair values determined by Manager in the absence of readily determinable market values.  Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.  Below is the information used by the manager in making these estimates.

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

Debt securities held as Short-term Investments are valued based on current bid quotations of recognized dealers or, when market quotations are not readily available, based on appraisals received from a pricing service using a computerized matrix system, or based upon appraisals derived from information concerning the securities or similar securities received from recognized dealers in the securities.  Notwithstanding the foregoing, debt securities with remaining maturities of ninety (90) days or fewer generally are valued by amortizing the difference between their last available fair value and their par value provided such amount is not materially different from quoted price.

As of March 31, 2008 and December 31, 2007, the Fund held no short-term investments.

Warrants and Stock

Warrants and stock that are received in connection with loan transactions generally will be assigned a fair value at the time of acquisition. These securities are then distributed by the Fund to the Company at the assigned value. Warrants are valued based on a Black-Scholes option pricing model which takes into account underlying stock value, expected term, volatility, risk-free interest rate, among other factors.  Warrants are typically distributed immediately upon receipt to the Company.

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

As of March 31, 2008 and December 31, 2007 no loans have been classified as nonaccrual.

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

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, which is effective for fiscal years beginning January 1, 2008. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. The Fund has adopted SFAS 157 as of January 1, 2008, and has provided additional disclosure in footnote 3 related to this standard.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS 159 permits companies to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value.  Entities choosing the fair value option would be required to recognize subsequent changes in the fair value of those instruments and other items directly in earnings.  This standard also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 is effective beginning the first fiscal year that begins after November 15, 2007.  The Fund has adopted SFAS 159 on its financial statements as of January 1, 2008.  However, the Fund has not elected the fair value option for any eligible items.

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

Tax Status

The Fund plans on qualifying as a Regulated Investment Company (“RIC”) and elected RIC treatment when it filed its 2007 tax return.  As long as the Fund qualifies as a RIC, it will not pay any federal or state corporate income tax on income that is distributed to its shareholder (pass-through status).  Should the Fund not qualify as a RIC or lose its qualification as a RIC, it could be taxed as an ordinary corporation on its taxable income for that year (even if that income is distributed to its shareholder), and all distributions out of its earnings and profits will be taxable to its shareholder as ordinary income.  As of March 31, 2008, the Fund had no uncertain tax positions.

3.

SUMMARY OF INVESTMENTS

Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working capital up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment. As of March 31, 2008, the Fund's investments in loans are primarily to companies based within the United States and are diversified among borrowers in the industry segments shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below.  (The sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).

Loan balances are summarized by borrower.  Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded. Each loan drawn under a commitment has a different maturity date and amount.  For the three month period ended March 31, 2008 and 2007, the weighted-average interest rate on performing loans was 14.49% and 15.31%, respectively.  Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including volatility, early payoffs, and recovery of interest from non-performing assets.

Loans as of March 31, 2008 are in non-affiliates and consist of the following:

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 3/31/08	3/31/08	Maturity Date
Biotechnology
Acumen Pharmaceuticals		$501,270	$501,270	8/1/10
Bioabsorbable Therapeutics		558,335	558,335	6/1/11
Lightspeed Genomics		333,258	333,258	1/1/11
SanBio		2,414,790	2,414,790	10/1/10
Trellis Bioscience		817,265	817,265	12/1/10
Subtotal:	5.7%	$4,624,918	$4,624,918

Carrier Networking
Asoka USA Corporation		$936,941	$936,941	1/1/11
Ellacoya Networks		710,994	710,994	12/1/09
Kodiak Networks		1,035,652	1,035,652	4/1/10
OpVista		2,091,473	2,091,473	5/1/10
Wavebender		463,952	463,952	9/1/10
Subtotal:	6.5%	$5,239,012	$5,239,012

Computers & Storage
CloudShield		$1,861,074	$1,861,074	4/1/11
D-Wave Systems		364,500	364,500	7/1/10
Gear Six, Inc.		847,228	847,228	7/1/10
Ncomputing		1,213,515	1,213,515	9/1/10
Vidyo		2,146,797	2,146,797	10/1/10
Subtotal:	8.0%	$6,433,114	$6,433,114

Enterprise Networking

Envivio		$2,132,250	$2,132,250	1/1/11
GridNetworks		99,517	99,517	3/1/11
Vyatta		1,444,743	1,444,743	2/1/11
Subtotal:	4.6%	$3,676,510	$3,676,510

Internet
Aggregate Knowledge		$485,942	$485,942	7/1/11
BuzzLogic		541,885	541,885	5/1/11
Collarity		842,675	842,675	3/1/11
Cuill		3,200,272	3,200,272	4/1/12
Donnerwood Media		711,557	711,557	8/1/10
EForce Media		1,741,082	1,741,082	12/1/10
Flock		872,787	872,787	5/1/10
Genius		312,291	312,291	8/1/10
iGroup Network		166,044	166,044	8/1/10
Insider Guides		1,359,495	1,359,495	2/1/11
NetBase Solutions [Accelovation]		467,286	467,286	1/1/11
Philotic		134,539	134,539	10/1/10
Plaxo		172,476	172,476	12/1/10
Popjax		477,689	477,689	12/1/10
QuantCast		578,709	578,709	4/1/11
Radar Networks		830,373	830,373	10/1/10
Return Path Holdings		727,563	727,563	12/1/10
Riya		1,424,538	1,424,538	7/1/11
RPM Communications		593,165	593,165	12/1/10
ThisNext		404,824	404,824	6/1/10
ultraRPM		477,779	477,779	11/1/10
uStream.TV		220,480	220,480	10/1/10
Subtotal:	20.8%	$16,743,451	$16,743,451

Medical Devices
Accuri Cytometers		$981,388	$981,388	9/1/10
AirXpanders		87,348	87,348	1/1/11
Ample Medical		212,025	212,025	12/1/10
Emphasys Medical		7,294,837	7,294,837	1/1/11
EnteroMedics		4,553,683	4,553,683	8/1/10
HandyLab		2,397,234	2,397,234	12/1/10
iBalance Medical		1,791,706	1,791,706	9/1/10
Nellix		457,896	457,896	4/1/11
NeoGuide Systems		2,298,592	2,298,592	7/1/10
Percutaneous Systems		623,257	623,257	9/1/09
Softscope Medical Technologies		234,779	234,779	12/1/10
Subtotal:	26.0%	$20,932,745	$20,932,745

Other Healthcare
Advanced ICU Care		$350,098	$350,098	10/1/10
Nanosphere		5,378,880	5,378,880	8/1/10
Skylight Healthcare Systems		1,729,571	1,729,571	1/1/11
Subtotal:	9.3%	$7,458,549	$7,458,549

Other Technology
Building B		$2,148,275	$2,148,275	1/1/11
EoPlex		113,319	113,319	8/1/10
ORYXE Energy International		1,256,425	1,256,425	5/1/10
Triformix		214,210	214,210	3/1/09
Subtotal:	4.6%	$3,732,229	$3,732,229

Security
Guardian Analytics		$384,508	$384,508	3/1/11
Ironkey		512,488	512,488	4/1/10
Nevis Networks		750,690	750,690	8/1/09
Subtotal:	2.0%	$1,647,686	$1,647,686

Semiconductors & Equipment
Alereon		$1,695,143	$1,695,143	7/1/10
Bitwave Semiconductor		768,620	768,620	12/1/09
Cswitch		864,995	864,995	6/1/10
Discera		540,239	540,239	1/1/11
InSilica		1,900,425	1,900,425	7/1/10
Integrated Materials		1,598,353	1,598,353	6/1/10
InvenSense		843,716	843,716	1/1/11
Luxtera		1,404,550	1,404,550	1/1/11
LV Sensors		2,419,489	2,419,489	2/1/11
Netxen		625,994	625,994	10/1/10
Silicon Optix		1,793,553	1,793,553	3/1/11
Tela Innovations		458,132	458,132	10/1/10
Subtotal:	18.5%	$14,913,209	$14,913,209

Software
Athena Design Systems		$195,483	$195,483	4/1/10
Berkeley Design Automation		1,164,969	1,164,969	12/1/10
BlueRoads		1,140,770	1,140,770	2/1/10
Canopy Financial		482,714	482,714	11/1/10
Cloudmark		937,170	937,170	10/1/10
Coghead		712,119	712,119	10/1/10
DemandBase		727,219	727,219	11/1/10
Enkata Technologies		208,991	208,991	4/1/10
Evincii		255,618	255,618	10/1/10

Future Point Systems		234,414	234,414	1/1/11
Integrien		875,964	875,964	7/1/10
IT Structures		240,893	240,893	9/1/10
Kabira Technologies		2,397,114	2,397,114	12/1/10
Kareo		235,217	235,217	7/1/10
Market6		1,105,967	1,105,967	7/1/10
NR2B Research		442,170	442,170	3/1/11
Orb Networks		826,089	826,089	1/1/10
SoundFlavor		111,605	111,605	7/1/10
Universal Ad		547,855	547,855	10/1/10
Visible World		864,492	864,492	12/1/10
Xtime		446,728	446,728	1/1/11
Subtotal:	17.6%	$14,153,561	$14,153,561

Technology Services
OpSource		$1,848,832	$1,848,832	3/1/11
Subtotal:	2.3%	$1,848,832	$1,848,832

Wireless
Cellfire		$1,225,634	$1,225,634	3/1/10
DeFi Mobile		238,597	238,597	12/1/10
HandsOn Mobile		2,728,485	2,728,485	5/1/10
July Systems		605,754	605,754	4/1/10
Quickoffice		461,966	461,966	7/1/10
Sandlinks		896,966	896,966	6/1/10
ScanR		962,646	962,646	4/1/11
SmartDrive		887,923	887,923	6/1/10
Venturi Wireless		1,295,539	1,295,539	11/1/10
Subtotal:	11.5%	$9,303,510	$9,303,510

Total: (Cost of $110,707,326)	137.4%	$110,707,326	$110,707,326

As of March 31, 2008 no loans have been classified as non-accrual.

Loans as of December 31, 2007 are in non-affiliates and consist of the following (industry classifications are unaudited):

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 12/31/07	12/31/07	Maturity Date

Biotechnology
Acumen Pharmaceuticals		$510,750	$510,750	8/1/10
SanBio		1,203,606	1,203,606	10/1/10
Trellis Bioscience		897,359	897,359	12/1/10
Subtotal:	4.6%	$2,611,715	$2,611,715

Carrier Networking
Asoka USA Corporation		$957,308	$957,308	1/1/11
Ellacoya Networks		1,731,556	1,731,556	12/1/09
Kodiak Networks		1,133,172	1,133,172	4/1/10
OpVista		2,289,913	2,289,913	5/1/10
Wavebender		456,545	456,545	9/1/10
Subtotal:	11.5%	$6,568,494	$6,568,494

Computers & Storage
D-Wave Systems		$405,924	$405,924	7/1/10
Gear Six, Inc.		925,081	925,081	7/1/10
Ncomputing		1,209,935	1,209,935	9/1/10
Subtotal:	4.5%	$2,540,940	$2,540,940

Enterprise Networking
Envivio		$2,180,228	$2,180,228	1/1/11
Vyatta		708,558	708,558	2/1/11
Subtotal:	5.1%	$2,888,786	$2,888,786

Internet
Accelovation		$444,835	$444,835	1/1/11
BuzzLogic		461,623	461,623	5/1/11
Collarity		486,040	486,040	3/1/11
Cuill		3,194,680	3,194,680	2/1/12
Donnerwood Media		731,293	731,293	8/1/10
EForce Media		1,461,125	1,461,125	12/1/10
Flock		954,423	954,423	5/1/10
Genius		327,349	327,349	8/1/10
iGroup Network		164,890	164,890	8/1/10
Insider Guides		926,996	926,996	2/1/11
Philotic		146,312	146,312	10/1/10
Plaxo		180,149	180,149	12/1/10
Popjax		474,045	474,045	12/1/10
QuantCast		176,809	176,809	3/1/11
Radar Networks		900,765	900,765	10/1/10
Return Path		725,534	725,534	12/1/10
Riya		1,418,785	1,418,785	7/1/11
ThisNext, Inc.		442,289	442,289	6/1/10
ultraRPM		475,354	475,354	11/1/10
uStream.TV		216,296	216,296	10/1/10
Subtotal:	25.1%	$14,309,592	$14,309,592

Medical Devices
Accuri Cytometers		$980,312	$980,312	9/1/10
AirXpanders		56,416	56,416	1/1/11
Emphasys Medical		4,830,563	4,830,563	1/1/11
EnteroMedics		4,823,869	4,823,869	8/1/10
HandyLab		2,315,064	2,315,064	12/1/10
iBalance Medical		1,870,690	1,870,690	9/1/10
Nellix		402,930	402,930	1/1/11
NeoGuide Systems		2,427,927	2,427,927	7/1/10
Percutaneous Systems		712,663	712,663	9/1/09

Softscope Medical Technologies		233,236	233,236	12/1/10
Subtotal:	32.7%	$18,653,670	$18,653,670

Other Healthcare
Advanced ICU Care		$365,267	$365,267	10/1/10
Nanosphere		5,450,019	5,450,019	8/1/10
Skylight Healthcare Systems		1,394,392	1,394,392	10/1/10
Subtotal:	12.6%	$7,209,678	$7,209,678

Other Technology
Building B		$1,587,098	$1,587,098	10/1/10
EoPlex		121,615	121,615	8/1/10
ORYXE Energy International		1,376,662	1,376,662	5/1/10
Triformix		259,880	259,880	3/1/09
Subtotal:	5.9%	$3,345,255	$3,345,255

Security
Guardian Analytics		$84,561	$84,561	1/1/11
Ironkey		572,774	572,774	4/1/10
Nevis Networks		869,895	869,895	8/1/09
Subtotal:	2.7%	$1,527,230	$1,527,230

Semiconductors & Equipment
Alereon		$1,687,479	$1,687,479	7/1/10
Bitwave Semiconductor		863,394	863,394	12/1/09
Discera		571,619	571,619	1/1/11
InSilica		1,152,893	1,152,893	7/1/10
Integrated Materials		1,780,119	1,780,119	6/1/10
InvenSense		538,897	538,897	11/1/10
Luxtera		1,517,560	1,517,560	1/1/11
LV Sensors		1,238,722	1,238,722	2/1/11
Netxen		686,316	686,316	10/1/10
Tela Innovations		241,145	241,145	7/1/10
Subtotal:	18.0%	$10,278,144	$10,278,144

Software
Athena Design Systems		$213,948	$213,948	4/1/10
Berkeley Design Automation		1,270,361	1,270,361	12/1/10
BlueRoads		1,267,198	1,267,198	2/1/10
Canopy Financial		500,334	500,334	11/1/10
Cloudmark		923,357	923,357	10/1/10
Coghead		707,776	707,776	10/1/10
DemandBase		723,801	723,801	11/1/10
Enkata Technologies		230,343	230,343	4/1/10
Evincii		275,507	275,507	10/1/10
Integrien		952,504	952,504	7/1/10
IT Structures		239,860	239,860	9/1/10
Kabira Technologies		1,571,776	1,571,776	12/1/10
Kareo		257,129	257,129	7/1/10
Market6		1,189,631	1,189,631	7/1/10
Orb Networks		874,476	874,476	1/1/10
SoundFlavor		121,366	121,366	7/1/10

Visible World		918,613	918,613	12/1/10
Xtime		243,375	243,375	1/1/11
Subtotal:	21.9%	$12,481,355	$12,481,355

Wireless
Cellfire		$1,350,805	$1,350,805	3/1/10
DeFi Mobile		237,323	237,323	12/1/10
HandsOn Mobile		2,988,139	2,988,139	5/1/10
July Systems		666,833	666,833	4/1/10
Quickoffice		488,124	488,124	7/1/10
Sandlinks		981,241	981,241	6/1/10
ScanR		465,329	465,329	1/1/11
SmartDrive		969,334	969,334	6/1/10
Venturi Wireless		1,403,004	1,403,004	11/1/10
Subtotal:	16.7%	$9,550,132	$9,550,132

Total: (Cost of $91,964,991)	161.1%	$91,964,991	$91,964,991

As of December 31, 2007, there were no loans classified as non-accrual.

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies.  These loans are generally secured by assets of the borrowers.  As a result, the Fund is subject to general credit risk associated with such companies.  At March 31, 2008, the Fund had unexpired unfunded commitments to borrowers of $77.3 million.

Effective January 1, 2008, the Fund adopted SFAS 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability is exchanged in an orderly transaction; it is not a forced liquidation or distressed sale.

Valuation Hierarchy

Under SFAS No. 157, Fair Value Measurements (“SFAS 157”), the Fund categorizes its fair value measurements according to a three-level hierarchy. The hierarchy prioritizes the inputs used by the Fund’s valuation techniques. A level is assigned to each fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are defined as follows:

Level 1	Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date.
Level 2	Prices or valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities.
Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

The Fund uses estimated exit values when determining the value of its investments.  Because these transactions are individually negotiated and unique, and there is no market in which these assets trade, the inputs for these assets, which are discussed in the Valuation Methods listed above are classified as Level 3.  The Fund’s derivative is valued using pricing models that are widely accepted in the financial services industry with inputs that can be derived from or corroborated by observable market data.  These models reflect the contractual terms of the derivative including the period to maturity and market observable inputs such as yield and option volatility. As a result, these measurements are classified as Level 2.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:

	Level 2	Level 3	Total
ASSETS:
Loans to Borrowers	$-	$110,707,326	$110,707,326

Total assets	$-	$110,707,326	$110,707,326

LIABILITIES:
Interest Rate Swap Agreement	$1,196,452	$-	$1,196,452

Total liabilities	$1,196,452	$-	$1,196,452

No assets or liabilities which are measured at fair value on a recurring basis are classified as Level 1.

The fair value of the interest rate swap agreement as of March 31, 2008 and December 31, 2007 was ($1,196,452) and ($458,320), respectively and is included in other accrued liabilities.

The following table provides a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

LEVEL 3 INPUTS

Loans to Borrowers

Balance December 31, 2007	$91,964,991
Additional acquisitions	26,082,641
Net principal reductions	(7,340,305)
Balance March 31, 2008	$110,707,327

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

5.

CAPITAL STOCK

As of March 31, 2008 and December 31, 2007, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company is $270.0 million.  Total contributed capital to the Company through March 31, 2008 and December 31, 2007 was $94.5 million and $67.5 million, respectively, of which $86.0 million and $62.0 million, respectively, was contributed to the Fund.

The chart below shows the distributions of the Fund for the three months ended March 31, 2008 and 2007.

	For the Three Months Ended	For the Three Months Ended
	March 31, 2008	March 31, 2007
Cash distributions	$-	$-
Deemed distributions	-	110,000
Distributions of equity securities	1,188,935	1,072,769

Total distributions to shareholder	$1,188,935	$1,182,769

During the quarter, the Fund made distributions as noted in the table above.  These distributions have been presented as a return of capital.  However, the final classification of the distributions as either a return of capital or a distribution of income is an annual determination made at the end of each year dependent upon the Fund’s current year and cumulative earnings and profits.

6.

FINANCIAL HIGHLIGHTS

Accounting principles generally accepted in the United States of America require disclosure of financial highlights of the Fund for the periods presented, the three months ended March 31, 2008 and 2007.  The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period.  The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund.  This required methodology differs from an internal rate of return.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended March 31, 2008	For the Three Months Ended March 31, 2007

Total return*	3.77%	(12.60%)

Per share amounts:
Net asset value, beginning of period	$570.76	$0.25
Net investment income (loss)	14.06	(6.70)
Net change in unrealized loss from hedging activities	(7.38)	-
Net increase (decrease) in net assets resulting from operations	6.68	(6.70)
Capital contributions	240.00	300.00
Income distributions to shareholder	-	-
Tax return of capital distributions
to shareholder	(11.89)	(11.83)

Net asset value, end of period	$805.55	$281.72

Net assets, end of period	$80,555,073	$28,172,058

Ratios to average net assets:

Expenses*	13.38%	14.09%
Net income (loss) *	7.70%	(10.27%)

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

Overview

The Fund is a financial services company primarily providing financing and advisory services to a variety of carefully selected venture-backed companies primarily throughout the United States with a focus on growth oriented companies.  The Fund’s portfolio is expected to become well diversified and consists of companies in the communications, information services, media, and technology, including software and technology-enabled business services, bio-technology, and medical devices industry sectors, among others.  The Fund’s capital is generally used by our portfolio companies to finance acquisitions of fixed assets and/or for working capital.  On February 21, 2007, the Fund completed its first closing of capital, made its first investments, and became a non-diversified, closed-end investment company that elected to be treated as a business development company under the Investment Company Act of 1940.  The Fund elected to be treated for federal income tax purposes as a regulated investment company under the Internal Revenue Code with the filing of its federal corporate income tax return for 2007.  Pursuant to this election, the Fund generally will not have to pay corporate-level taxes on any income it distributes to the stockholder as dividends, allowing the Fund’s shareholder to substantially reduce or eliminate its corporate-level tax liability.

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

Results of Operations –For the three months ended March 31, 2008 and 2007

Total investment income for the three months ended March 31, 2008 and 2007 was $3.8 million and $0.2 million, respectively, of which $3.7 million and $0.1 million consisted of interest on venture loans outstanding.  Remaining income consisted of interest and dividends on the temporary investment of cash, pending investment in venture loans or application to the Fund’s expenses and income from the forfeiture of deposits from prospective borrowers.  As additional loans are funded, investment income continues to increase as does the outstanding balance of the loans.  Performing loans increased from $10.1 million as of March 31, 2007 to $92.0 million as of December 31, 2007 and to $110.7 million as of March 31, 2008.

Total expenses were $2.4 million and $0.9 million for the three months ended March 31, 2008 and 2007, respectively.  Management fees were the largest expense.  Management fees for the three months ended March 31, 2008 and 2007 were $1.7 million and $0.7 million, respectively.

Total interest expense was $0.6 million and $0 for the three months ended March 31, 2008 and 2007 respectively.  Borrowing under bank debt were $42.1 million and $0 for the three months ended March 31, 2008 and 2007 respectively.  Additionally, the average interest rates were 4.20% and 0% for the three months ended March 31, 2008 and 2007 respectively.  See the discussion under the Risk Factor entitled “Leverage” for information about the interest rate hedging transactions entered into by the Fund to attempt to limit risks associated with borrowing at variable rates but lending at fixed rates.

Total banking and professional fees for the three months ended March 31, 2008 and, 2007 were $0.2 million and $0.1 million respectively.  This increase is primarily due to banking fees on the long term debt facility put in place in August 2007 and to a lesser extent increases in professional fees.

Total organizational costs for the three months ended March 31, 2008 and 2007 were $0 and $0.1 million, respectively.  Organizational costs were primarily legal costs.

Total other operating expenses for the three months ended March 31, 2008 and 2007 were less than $0.1 million respectively.  These costs remained consistent for the periods presented.

Net investment income (loss) for the three months ended March 31, 2008 and 2007 was $1.4 million and $(0.7 million), respectively.

Net change in unrealized loss from hedging activities was $0.7 million for the three months ended March 31, 2008.  There was no hedge as of March 31, 2007, thus there was no change in unrealized loss for that period.

Net increase (decrease) in net assets resulting from operations for the three months ended March 31, 2008 and 2007 was $0.7 million and $(0.7) million, respectively.  On a per share basis, the net decrease in net assets resulting from operations was $6.68 and $(6.70) for the months ended March 31, 2008 and 2007, respectively.

Liquidity and Capital Resources – March 31, 2008 and December 31, 2007

Total capital contributed to the Fund was $86.0 million and $62.0 million at March 31, 2008 and December 31, 2007, respectively.  Committed capital to the Company at March 31, 2008 and December 31, 2007 was $270.0 million, of which $94.5 million and $67.5 million, respectively has been called.  The remaining $175.5 million in committed capital as of March 31, 2008 is due to expire in February 2012 as the five year anniversary will have passed, at which time no further capital can be called.

On August 10, 2007, the Fund put in place a securitization debt facility (“Loan Agreement”) of $125.0 million to finance the acquisition of asset-based loans.  As of March 31, 2008, the Fund had borrowed $42.1 million under this facility.  The facility is revolving and as such does not have a specified repayment schedule, though advances are secured by the assets of the Fund and thus repayments will be required as assets decline.

The Fund entered into an interest rate swap agreement to hedge its interest rate on the securitization debt facility with a total notional principal of $42.3 million as of March 31, 2008.  The fair value of the interest rate swap agreement at March 31, 2008 was $(1.2) million.  The effect of the interest rate swap agreement is to convert a variable rate obligation into a fixed rate on the contract notional value.

As of March 31, 2008 and December 31, 2007, 10.4% and 8.6%, respectively, of the Fund's assets consisted of cash and cash equivalents.  The Fund invested its assets in venture loans during the three months ended March 31, 2008 and 2007.  Amounts disbursed under the Fund's loan commitments totaled approximately $26.1 million during the three months ended March 31, 2008.  Net loan amounts outstanding after amortization and reserves increased by approximately $18.7 million for the same period.  Unexpired, unfunded commitments totaled approximately $77.3 million as of March 31, 2008.

As of	Amount Disbursed	Principal Reductions and Reserves	Balance Outstanding – Fair Value	Unexpired Unfunded Commitments
March 31, 2008	$127.2 million	$16.5 million	$110.7 million	$77.3 million
December 31, 2007	$101.1 million	$9.1 million	$92.0 million	$60.2 million

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

Based on the model used for the sensitivity of interest income, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net income by less than $0.1 million.  This translates to less than 1% of net income for the months ended March 31, 2008.  Although management believes that this measure is indicative of the Fund's sensitivity to interest rate changes, it makes estimates to adjust for potential changes in credit quality, size and composition of the balance sheet and other business developments that could affect net income.  Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

Item 4.  Controls and Procedures:

See response to Item 4T.

Item 4T.  Controls and Procedures:

Evaluation of Disclosure Controls and Procedures:

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

Changes in Internal Controls:

There were no changes in the Fund's internal controls or in other factors that could materially affect these controls during the period covered by this quarterly report on Form 10-Q.

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

Item 1A.

Risk Factors

See item 1A- ‘Risk Factors’ in the Fund’s 2007 Annual Report on Form 10-K for a detailed description of the principal risks that attend to the Fund and its business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Prior to the Fund’s commencement of operations on February 21, 2007, the Fund sold 100,000 shares to the Fund’s sole shareholder, Venture Lending & Leasing V, LLC for $25,000 in September 2006.  No other shares of the Fund have been sold; however, the Fund received an additional $86.0 million of paid in capital during the period from February 21, 2007 through March 31, 2008 which is expected to be used to acquire venture loans and fund operations.

Item 3.  Defaults Upon Senior Securities

Not applicable

Item 4.

Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit Number	Description
3(i)

Articles of Incorporation of the Fund as filed with the Maryland Secretary of State on August 21, 2006, incorporated by reference to the Fund’s Form 10 filed with the Securities and Exchange Commission on October 10, 2006.

3(ii)	Amended and Restated Bylaws of the Fund incorporated by reference to the Fund’s Form 8-K filed with the Securities and Exchange Commission on August 10, 2007.
4.1

Form of Purchase Agreement between the Fund and the Company, incorporated by reference to the Fund’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on October 10, 2006.

31.1-32.2	Certifications pursuant to The Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

VENTURE LENDING & LEASING V, INC.

(Registrant)

By:

/S/ Ronald W. Swenson

By:

/S/ Martin D. Eng

Ronald W. Swenson

Martin D. Eng

Chairman and Chief Executive Officer

Chief Financial Officer

Date:

May 14, 2008

Date:

May 14, 2008

EXHIBIT INDEX

Exhibit Number	Description
3(i)

Articles of Incorporation of the Fund as filed with the Maryland Secretary of State on August 21, 2006, incorporated by reference to the Fund’s Form 10 filed with the Securities and Exchange Commission on October 10, 2006.

3(ii)	Amended and Restated Bylaws of the Fund incorporated by reference to the Fund’s Form 8-K filed with the Securities and Exchange Commission on August 10, 2007.
4.1

Form of Purchase Agreement between the Fund and the Company, incorporated by reference to the Fund’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on October 10, 2006.

31.1-32.2	Certifications pursuant to The Sarbanes-Oxley Act of 2002

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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15 (f) and 15d -15(f)) for the registrant and have:

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

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

Date: May 14, 2008

/S/ Martin D. Eng

Martin D. Eng

Chief Financial Officer

Exhibit 31.2

CERTIFICATION PURSUANT TO
RULE 13a-14

I, Ronald W. Swenson, certify that:

6.

I have reviewed this quarterly report on Form 10-Q of Venture Lending & Leasing V, Inc.;

7.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

8.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

9.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15 (f) and 15d -15(f)) for the registrant and have:

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the period covered by the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

10.

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

Date: May 14, 2008

/S/ Ronald W. Swenson

Ronald W. Swenson

Chief Executive Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing V, Inc. (the "Fund") on Form 10-Q for the period ending March 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ronald W. Swenson, Chief Executive Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Ronald W. Swenson

Ronald W. Swenson
Chief Executive Officer
May 14, 2008

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing V, Inc. (the "Fund") on Form 10-Q for the period ending March 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Martin D. Eng, Chief Financial Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Martin D. Eng

Martin D. Eng

Chief Financial Officer
May 14, 2008