Form 10-Q
period 2008-06-30
Venture Lending & Leasing V, Inc.
filed 2008-08-14
CIK 1376067

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Outstanding as of August 13, 2008

Common Stock, $.001 par value

100,000

VENTURE LENDING & LEASING V, INC.

INDEX

PART I -- FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)

As of June 30, 2008 and December 31, 2007

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2008 and 2007

Condensed Statements of Changes in Net Assets (Unaudited)

For the three and six months ended June 30, 2008 and 2007

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2008 and 2007

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

Item 3.

Defaults Upon Senior Securities

Item 4.

Submission of Matters to a Vote of Security Holders

Item 5.

Other Information

Item 6.

Exhibits

SIGNATURES

VENTURE LENDING & LEASING V, INC.

 CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

AS OF JUNE 30, 2008 AND DECEMBER 31, 2007

	June 30, 2008	December 31, 2007
ASSETS
Loans, at estimated fair value
(Cost of $149,053,112 and $91,964,991)	$149,053,112	$91,964,991
Cash and cash equivalents	27,702,443	8,838,310
Other assets	2,332,114	2,281,685

Total assets	179,087,669	103,084,986

LIABILITIES
Borrowings under debt facility	68,000,000	43,000,000
Accrued management fees	1,687,500	1,687,500
Accounts payable and other accrued liabilities	1,550,152	1,321,054

Total liabilities	71,237,652	46,008,554

Net assets	$107,850,017	$57,076,432

Analysis of Net Assets:

Capital paid in on shares of capital stock	$113,525,000	$62,025,000
Return of capital distributions	(6,916,303)	(3,593,240)
Retained Earnings (Accumulated deficit)	1,241,320	(1,355,328)
Net assets (equivalent to $1,078.50 and $570.76 per share based on
100,000 shares of capital stock outstanding - See Note 5)	$107,850,017	$57,076,432

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING V, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

INVESTMENT INCOME:
Interest on loans	$4,595,262	$750,440	$8,277,567	$879,448
Other interest and other income	98,797	208,465	266,282	328,991
Total investment income	4,694,059	958,905	8,543,849	1,208,439

EXPENSES:
Management fees	1,687,500	1,687,500	3,375,000	2,408,733
Interest expense	680,105	-	1,243,756	-
Banking and professional fees	862,851	49,865	1,038,342	119,071
Organizational costs	-	-	-	113,493
Other operating expenses	36,435	18,492	53,875	34,267
Total expenses	3,266,891	1,755,857	5,710,973	2,675,564
Net investment income (loss)	1,427,168	(796,952)	2,832,876	(1,467,125)
		-		-
Net change in unrealized income (loss)
from hedging activities	501,904	-	(236,228)	-

Net increase (decrease) in net assets		-		-
resulting from operations	$1,929,072	$(796,952)	$2,596,648	$(1,467,125)
Net increase (decrease) in net assets
resulting from operations per share	$19.29	$(7.96)	$25.97	$(14.67)
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See Notes to Condensed Financial Statements

VENTURE  LENDING & LEASING V, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Increase in net assets from operations:
Net investment income (loss)	$1,427,168	$(796,952)	$2,832,876	$(1,467,125)
Net change in unrealized income (loss)
from hedging activities	501,904	-	(236,228)	-

Net increase (decrease) in net assets
resulting from operations	1,929,072	(796,952)	2,596,648	(1,467,125)

Return of capital to shareholder	(2,134,128)	(347,500)	(3,323,063)	(1,530,269)
Capital share transactions	27,500,000	28,000,000	51,500,000	58,000,000
Total increase	27,294,944	26,855,548	50,773,585	55,002,606

Net assets
Beginning of period	80,555,073	28,172,058	57,076,432	25,000

End of period	$107,850,017	$55,027,606	$107,850,017	$55,027,606

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING V, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

	For the Six Months Ended June 30, 2008	For the Six Months Ended June 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$2,596,648	$(1,467,125)
Adjustments to reconcile net increase (decrease) in net assets to net cash used in operating activities:
Net change in unrealized loss from hedging activities	236,228	-
Amortization of deferred costs related to borrowing facility	663,639	-
Net increase in other assets	(714,068)	(507,838)
Net increase (decrease) in accounts payable, accrued liabilities,
and accrued management fees	(7,130)	1,891,650
Origination of loans	(75,019,528)	(32,197,922)
Principal payments on loans	17,644,901	2,398,993
Acquisition of equity securities	(3,036,557)	(1,420,269)
Net cash used in operating activities	(57,635,867)	(31,302,511)
CASH FLOWS FROM FINANCING ACTIVITIES:
Deemed distribution to shareholder	-	(110,000)
Borrowings under debt facility	30,400,000	-
Repayment of borrowings under debt facility	(5,400,000)	-
Contributions from shareholder	51,500,000	58,000,000
Net cash provided by financing activities	76,500,000	57,890,000
Net increase in cash and cash equivalents	18,864,133	26,587,489

CASH AND CASH EQUIVALENTS:
Beginning of period	8,838,310	25,000
End of period	$27,702,443	$26,612,489
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD FOR:
Interest	$1,252,005	$-
NON-CASH ACTIVITIES:
Receipt of equity securities as repayment of loan	$286,506	$-
Distributions of equity securities to shareholder	$3,323,063	$1,420,269

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

In the Manager's opinion, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading.  The interim results for the three and six months ended June 30, 2008 are not necessarily indicative of what the results would be for a full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Valuation Methods

As of June 30, 2008 and December 31, 2007, the financial statements include nonmarketable investments ($149,053,112 and $91,964,991 or approximately 83% and 89% of the total assets, respectively) with fair values determined by the Manager in the absence of readily determinable market values.  Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.  Below is the information used by the Manager in making these estimates.

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

As of June 30, 2008 and December 31, 2007, the Fund held no short-term investments.

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

As of June 30, 2008 and December 31, 2007, no loans have been classified as nonaccrual.

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

Deferred Bank Fees

Through March, 2008 the deferred bank fees and costs associated with the debt facility had been allocated over the initial estimated life of the facility which was determined to be July 2013.  In the second quarter of 2008 the Fund revised its estimate of the facility’s useful life to August 2008 based on preliminary discussions with debt providers.  See the subsequent event note #6 to the financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161), an amendment of SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”.  SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  This statement becomes effective for the Fund in the first quarter of 2009.  The Fund does not expect that the adoption of this statement will have a material effect on its financial statements.

Tax Status

The Fund plans on qualifying as a Regulated Investment Company (“RIC”) and elected RIC treatment when it filed its 2007 tax return.  As long as the Fund qualifies as a RIC, it will not pay any federal or state corporate income tax on income that is distributed to its shareholder (pass-through status).  Should the Fund not qualify as a RIC or lose its qualification as a RIC, it could be taxed as an ordinary corporation on its taxable income for that year (even if that income is distributed to its shareholder), and all distributions out of its earnings and profits will be taxable to its shareholder as ordinary income.  As of June 30, 2008, the Fund had no uncertain tax positions.

3.

SUMMARY OF INVESTMENTS

Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working capital up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment. As of June 30, 2008, the Fund's investments in loans are primarily to companies based within the United States and are diversified among borrowers in the industry segments shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below.  (The sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).

Loan balances are summarized by borrower.  Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded. Each loan drawn under a commitment has a different maturity date and amount.  For the three month period ended June 30, 2008 and 2007, the weighted-average interest rate on performing loans was 14.54% and 15.11%, respectively. For the six month period ended June 30, 2008 and 2007, the weighted-average interest rate on performing loans was 14.45% and 14.45%, respectively. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including volatility, early payoffs, and recovery of interest from non-performing assets.

Loans as of June 30, 2008 are in non-affiliates and consist of the following:

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 6/30/08	6/30/08	Maturity Date
Biotechnology
Acumen Pharmaceuticals		$458,956	$458,956	8/1/10
Bioabsorbable Therapeutics		544,373	544,373	6/1/11
Lightspeed Genomics		324,409	324,409	6/1/11
SanBio		2,288,611	2,288,611	10/1/10
Trellis Bioscience		734,412	734,412	12/1/10
Subtotal:	4.0%	$4,350,761	$4,350,761

Carrier Networking
Asoka USA Corporation		$848,585	$848,585	1/1/11
Ellacoya Networks		619,204	619,204	12/1/09
Kodiak Networks		933,090	933,090	4/1/10
OpVista		1,945,826	1,945,826	5/1/10
Wavebender		426,259	426,259	9/1/10
Subtotal:	4.4%	$4,772,964	$4,772,964

Computers & Storage
CloudShield		$1,775,450	$1,775,450	4/1/11
D-Wave Systems		321,583	321,583	7/1/10
Gear Six, Inc.		763,293	763,293	7/1/10
Ncomputing		1,114,554	1,114,554	9/1/10
Vidyo		2,031,599	2,031,599	10/1/10
Subtotal:	5.6%	$6,006,479	$6,006,479

Enterprise Networking
Envivio		$2,639,553	$2,639,553	1/1/11
GridNetworks		990,704	990,704	6/1/11
PacketMotion		1,437,469	1,437,469	3/1/11
Vyatta		1,449,922	1,449,922	2/1/11
Subtotal:	6.0%	$6,517,648	$6,517,648

Internet
1VERGE		$2,794,579	$2,794,579	6/1/11
Aggregate Knowledge		487,713	487,713	7/1/11
Blekko		53,015	53,015	5/1/11
BuzzLogic		979,873	979,873	5/1/11
Collarity		1,048,482	1,048,482	5/1/11
Cuill		3,036,193	3,036,193	4/1/12
Delve Networks		474,474	474,474	7/1/11
Donnerwood Media		700,169	700,169	5/1/11
EForce Media		1,606,045	1,606,045	12/1/10
Flock		788,520	788,520	5/1/10
Genius		286,285	286,285	8/1/10
iGroup Network		156,449	156,449	8/1/10
Inigral		94,984	94,984	5/1/11
Insider Guides		1,641,737	1,641,737	4/1/11
Like.com		1,430,499	1,430,499	7/1/11
NetBase Solutions [Accelovation]		501,617	501,617	3/1/11
Philotic		122,366	122,366	10/1/10
Plaxo		360,349	360,349	4/1/11
Popjax		480,070	480,070	12/1/10
QuantCast		1,512,345	1,512,345	6/1/11
Radar Networks		757,627	757,627	10/1/10
Return Path Holdings		702,440	702,440	12/1/10
RPM Communications		579,074	579,074	12/1/10
Sharpcast		611,095	611,095	3/1/11
TheFind		1,131,419	1,131,419	7/1/11
ThisNext		829,411	829,411	5/1/11
ultraRPM		466,115	466,115	11/1/10

uStream.TV		203,898	203,898	10/1/10
Subtotal:	22.1%	$23,836,843	$23,836,843

Medical Devices
Accuri Cytometers		$897,088	$897,088	9/1/10
AirXpanders		107,746	107,746	4/1/11
Ample Medical		215,546	215,546	12/1/10
CyberHeart		702,576	702,576	6/1/11
Emphasys Medical		7,014,524	7,014,524	1/1/11
EnteroMedics		4,135,914	4,135,914	8/1/10
Evera Medical		706,581	706,581	3/1/11
HandyLab		2,316,178	2,316,178	12/1/10
iBalance Medical		1,626,886	1,626,886	9/1/10
Intellidx		685,148	685,148	4/1/11
Nellix		424,853	424,853	4/1/11
NeoGuide Systems		2,095,663	2,095,663	7/1/10
Percutaneous Systems		530,834	530,834	9/1/09
Softscope Medical Technologies		236,519	236,519	12/1/10
Varix Medical		140,496	140,496	4/1/11
VasoNova		292,555	292,555	6/1/11
Subtotal:	20.5%	$22,129,107	$22,129,107

Other Healthcare
Advanced ICU Care		$323,752	$323,752	10/1/10
Nanosphere		4,956,222	4,956,222	8/1/10
Skylight Healthcare Systems		2,306,432	2,306,432	4/1/11
Subtotal:	7.0%	$7,586,406	$7,586,406

Other Technology
EoPlex		$104,581	$104,581	8/1/10
Integrity Block		48,639	48,639	7/1/11
ORYXE Energy International		1,131,817	1,131,817	5/1/10
Sezmi Corporation		2,941,632	2,941,632	5/1/11
Solaria		4,672,157	4,672,157	3/1/11
Sub-One		545,936	545,936	12/1/11
Triformix		166,842	166,842	3/1/09
Subtotal:	8.9%	$9,611,604	$9,611,604

Security
Dragnet Solutions		$927,715	$927,715	6/1/11
Guardian Analytics		992,894	992,894	6/1/11
Ironkey		450,202	450,202	4/1/10
Nevis Networks		627,264	627,264	8/1/09

TrustedID		458,274	458,274	4/1/11
Subtotal:	3.2%	$3,456,349	$3,456,349

Semiconductors & Equipment
Alereon		$1,545,566	$1,545,566	7/1/10
Aristos Logic		111,952	111,952	11/1/10
Bitwave Semiconductor		670,536	670,536	12/1/09
Cswitch		781,621	781,621	6/1/10
Discera		498,293	498,293	1/1/11
InSilica		1,687,960	1,687,960	7/1/10
Integrated Materials		1,410,286	1,410,286	6/1/10
Intelleflex		1,138,407	1,138,407	2/1/11
InvenSense		776,302	776,302	1/1/11
Luxtera		1,282,649	1,282,649	1/1/11
LV Sensors		3,047,597	3,047,597	6/1/11
Netxen		563,956	563,956	10/1/10
Silicon Optix		1,785,506	1,785,506	2/1/11
SiPort		670,298	670,298	7/1/11
Tela Innovations		424,548	424,548	10/1/10
Xilient		182,155	182,155	3/1/11
Subtotal:	15.4%	$16,577,632	$16,577,632

Software
Anchor Intelligence		$514,748	$514,748	7/1/11
Athena Design Systems		176,089	176,089	4/1/10
Berkeley Design Automation		1,146,055	1,146,055	12/1/10
BlueRoads		988,883	988,883	1/1/11
Canopy Financial		1,763,438	1,763,438	7/1/11
Cloudmark		1,343,297	1,343,297	1/1/11
Coghead		1,138,320	1,138,320	10/1/10
DemandBase		688,809	688,809	11/1/10
Enkata Technologies		186,906	186,906	4/1/10
Evincii		231,994	231,994	10/1/10
Future Point Systems		481,077	481,077	4/1/11
Integrien		796,498	796,498	7/1/10
IT Structures		220,512	220,512	9/1/10
JasperSoft		1,439,968	1,439,968	5/1/11
Kabira Technologies		2,407,480	2,407,480	12/1/10
Kareo		212,543	212,543	7/1/10
Market6		1,002,262	1,002,262	7/1/10
NR2B Research		2,407,643	2,407,643	3/1/11
Orb Networks		801,713	801,713	1/1/10
RingCube Technologies		1,172,085	1,172,085	4/1/11

SOA Software		2,954,143	2,954,143	4/1/11
SoundFlavor		101,497	101,497	7/1/10
Universal Ad		518,840	518,840	10/1/10
Visible World		797,911	797,911	12/1/10
Xtime		429,446	429,446	1/1/11
Zoove		179,022	179,022	7/1/11
Subtotal:	22.3%	$24,101,179	$24,101,179

Technology Services
OpSource		$2,658,975	$2,658,975	6/1/11
SG Micro		431,687	431,687	1/1/11
Subtotal:	2.9%	$3,090,662	$3,090,662

Wireless
Cellfire		$2,031,320	$2,031,320	4/1/11
DeFi Mobile		364,154	364,154	2/1/11
Dilithium Networks		2,300,036	2,300,036	6/1/11
Emotive Communications		719,515	719,515	1/1/11
HandsOn Mobile		2,459,756	2,459,756	5/1/10
July Systems		542,543	542,543	4/1/10
Nextivity		1,174,559	1,174,559	5/1/11
Ortiva Wireless		1,662,800	1,662,800	5/1/11
Quickoffice		421,182	421,182	7/1/10
Sandlinks		809,879	809,879	6/1/10
ScanR		1,462,845	1,462,845	7/1/11
Send Me		1,084,998	1,084,998	7/1/11
SmartDrive		803,907	803,907	6/1/10
Venturi Wireless		1,177,984	1,177,984	11/1/10
Subtotal:	15.8%	$17,015,478	$17,015,478

Total (as of June 30, 2008):	138.2%	$149,053,112	$149,053,112

As of June 30, 2008 no loans have been classified as non-accrual.

Loans as of December 31, 2007 are in non-affiliates and consist of the following (industry classifications are unaudited):

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 12/31/07	12/31/07	Maturity Date

Biotechnology
Acumen Pharmaceuticals		$510,750	$510,750	8/1/10
SanBio		1,203,606	1,203,606	10/1/10
Trellis Bioscience		897,359	897,359	12/1/10
Subtotal:	4.6%	$2,611,715	$2,611,715

Carrier Networking
Asoka USA Corporation		$957,308	$957,308	1/1/11
Ellacoya Networks		1,731,556	1,731,556	12/1/09
Kodiak Networks		1,133,172	1,133,172	4/1/10
OpVista		2,289,913	2,289,913	5/1/10
Wavebender		456,545	456,545	9/1/10
Subtotal:	11.5%	$6,568,494	$6,568,494

Computers & Storage
D-Wave Systems		$405,924	$405,924	7/1/10
Gear Six, Inc.		925,081	925,081	7/1/10
Ncomputing		1,209,935	1,209,935	9/1/10
Subtotal:	4.5%	$2,540,940	$2,540,940

Enterprise Networking
Envivio		$2,180,228	$2,180,228	1/1/11
Vyatta		708,558	708,558	2/1/11
Subtotal:	5.1%	$2,888,786	$2,888,786

Internet
Accelovation		$444,835	$444,835	1/1/11
BuzzLogic		461,623	461,623	5/1/11
Collarity		486,040	486,040	3/1/11
Cuill		3,194,680	3,194,680	2/1/12
Donnerwood Media		731,293	731,293	8/1/10
EForce Media		1,461,125	1,461,125	12/1/10
Flock		954,423	954,423	5/1/10
Genius		327,349	327,349	8/1/10
iGroup Network		164,890	164,890	8/1/10
Insider Guides		926,996	926,996	2/1/11
Philotic		146,312	146,312	10/1/10
Plaxo		180,149	180,149	12/1/10
Popjax		474,045	474,045	12/1/10
QuantCast		176,809	176,809	3/1/11
Radar Networks		900,765	900,765	10/1/10
Return Path		725,534	725,534	12/1/10
Riya		1,418,785	1,418,785	7/1/11
ThisNext, Inc.		442,289	442,289	6/1/10
ultraRPM		475,354	475,354	11/1/10

uStream.TV		216,296	216,296	10/1/10
Subtotal:	25.1%	$14,309,592	$14,309,592

Medical Devices
Accuri Cytometers		$980,312	$980,312	9/1/10
AirXpanders		56,416	56,416	1/1/11
Emphasys Medical		4,830,563	4,830,563	1/1/11
EnteroMedics		4,823,869	4,823,869	8/1/10
HandyLab		2,315,064	2,315,064	12/1/10
iBalance Medical		1,870,690	1,870,690	9/1/10
Nellix		402,930	402,930	1/1/11
NeoGuide Systems		2,427,927	2,427,927	7/1/10
Percutaneous Systems		712,663	712,663	9/1/09
Softscope Medical Technologies		233,236	233,236	12/1/10
Subtotal:	32.7%	$18,653,670	$18,653,670

Other Healthcare
Advanced ICU Care		$365,267	$365,267	10/1/10
Nanosphere		5,450,019	5,450,019	8/1/10
Skylight Healthcare Systems		1,394,392	1,394,392	10/1/10
Subtotal:	12.6%	$7,209,678	$7,209,678

Other Technology
Building B		$1,587,098	$1,587,098	10/1/10
EoPlex		121,615	121,615	8/1/10
ORYXE Energy International		1,376,662	1,376,662	5/1/10
Triformix		259,880	259,880	3/1/09
Subtotal:	5.9%	$3,345,255	$3,345,255

Security
Guardian Analytics		$84,561	$84,561	1/1/11
Ironkey		572,774	572,774	4/1/10
Nevis Networks		869,895	869,895	8/1/09
Subtotal:	2.7%	$1,527,230	$1,527,230

Semiconductors & Equipment
Alereon		$1,687,479	$1,687,479	7/1/10
Bitwave Semiconductor		863,394	863,394	12/1/09
Discera		571,619	571,619	1/1/11
InSilica		1,152,893	1,152,893	7/1/10
Integrated Materials		1,780,119	1,780,119	6/1/10
InvenSense		538,897	538,897	11/1/10
Luxtera		1,517,560	1,517,560	1/1/11
LV Sensors		1,238,722	1,238,722	2/1/11
Netxen		686,316	686,316	10/1/10
Tela Innovations		241,145	241,145	7/1/10
Subtotal:	18.0%	$10,278,144	$10,278,144

Software
Athena Design Systems		$213,948	$213,948	4/1/10
Berkeley Design Automation		1,270,361	1,270,361	12/1/10
BlueRoads		1,267,198	1,267,198	2/1/10
Canopy Financial		500,334	500,334	11/1/10
Cloudmark		923,357	923,357	10/1/10
Coghead		707,776	707,776	10/1/10
DemandBase		723,801	723,801	11/1/10
Enkata Technologies		230,343	230,343	4/1/10
Evincii		275,507	275,507	10/1/10
Integrien		952,504	952,504	7/1/10
IT Structures		239,860	239,860	9/1/10
Kabira Technologies		1,571,776	1,571,776	12/1/10
Kareo		257,129	257,129	7/1/10
Market6		1,189,631	1,189,631	7/1/10
Orb Networks		874,476	874,476	1/1/10
SoundFlavor		121,366	121,366	7/1/10
Visible World		918,613	918,613	12/1/10
Xtime		243,375	243,375	1/1/11
Subtotal:	21.9%	$12,481,355	$12,481,355

Wireless
Cellfire		$1,350,805	$1,350,805	3/1/10
DeFi Mobile		237,323	237,323	12/1/10
HandsOn Mobile		2,988,139	2,988,139	5/1/10
July Systems		666,833	666,833	4/1/10
Quickoffice		488,124	488,124	7/1/10
Sandlinks		981,241	981,241	6/1/10
ScanR		465,329	465,329	1/1/11
SmartDrive		969,334	969,334	6/1/10
Venturi Wireless		1,403,004	1,403,004	11/1/10
Subtotal:	16.7%	$9,550,132	$9,550,132

Total: (Cost of $91,964,991)	161.1%	$91,964,991	$91,964,991

As of December 31, 2007, there were no loans classified as non-accrual.

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies.  These loans are generally secured by assets of the borrowers.  As a result, the Fund is subject to general credit risk associated with such companies.  At June 30, 2008, the Fund had unexpired unfunded commitments to borrowers of $92.9 million.

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

The Fund uses estimated exit values when determining the value of its investments.  Because these transactions are individually negotiated and unique, and there is no market in which these assets trade, the inputs for these assets, which are discussed in the Valuation Methods listed above, are classified as Level 3.  The Fund’s derivative is valued using pricing models that are widely accepted in the financial services industry with inputs that can be derived from or corroborated by observable market data.  These models reflect the contractual terms of the derivative, including the period to maturity, and market observable inputs such as yield and option volatility as of June 30, 2008. As a result, these measurements are classified as Level 2.

The following table presents the balances of assets and liabilities as of June 30, 2008 measured at fair value on a recurring basis:

	Level 2	Level 3	Total
ASSETS:
Loans to Borrowers	$-	$149,053,112	$149,053,112

Total assets	$-	$149,053,112	$149,053,112

LIABILITIES:
Interest rate swap agreement	$694,548	$-	$694,548

Total liabilities	$694,548	$-	$694,548

No assets or liabilities which are measured at fair value on a recurring basis are classified as Level 1.

The fair value of the interest rate swap agreement as of June 30, 2008 and December 31, 2007 was ($694,548) and ($458,320), respectively and is included in other accrued liabilities.

The following table provides a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

LEVEL 3 INPUTS
	For the Three Months Ended	For the Six Months Ended
	June 30, 2008	June 30, 2008
Loans to Borrowers
Beginning Balance	$110,707,327	$91,964,991
Additional acquisitions	48,936,887	75,019,528
Principal reductions	(10,591,102)	(17,931,407)
Balance June 30, 2008	$149,053,112	$149,053,112

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

5.

CAPITAL STOCK

As of June 30, 2008 and March 31, 2008, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company is $270.0 million.  Total contributed capital to the Company through June 30, 2008 and December 31, 2007 was $121.5 million and $67.5 million, respectively, of which $113.5 million and $62.0 million, respectively, was contributed to the Fund.

The chart below shows the distributions of the Fund for the six months ended June 30, 2008 and 2007.

	For the Six Months Ended	For the Six Months Ended
	June 30, 2008	June 30, 2007
Cash distributions	$-	$-
Deemed distributions	-	110,000
Distributions of equity securities	3,323,063	1,420,269

Total distributions to shareholder	$3,323,063	$1,530,269

During the three and six months ended June 30, 2008, the Fund made distributions as noted in the table above.  These distributions have been presented as a return of capital.  However, the final classification of the distributions as either a return of capital or a distribution of income is an annual determination made at the end of each year dependent upon the Fund’s current year and cumulative earnings and profits.

6.

FINANCIAL HIGHLIGHTS

Accounting principles generally accepted in the United States of America require disclosure of financial highlights of the Fund for the periods presented, the three and six months ended June 30, 2008.  The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period.  The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund.  This required methodology differs from an internal rate of return.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended June 30, 2008	For the Three Months Ended June 30, 2007	For the Six Months Ended June 30, 2008	For the Six Months Ended June 30, 2007

Total return*	9.23%	(9.00%)	6.54%	(10.70%)

Per share amounts:
Net asset value, beginning of period	$805.55	$281.72	$570.76	$0.25
Net investment income	14.27	(7.96)	28.33	(14.67)
Net change in unrealized income (loss)
from hedging activities	5.02	-	(2.36)	-
Net increase in net assets resulting from operations	19.29	(7.96)	25.97	(14.67)
Capital contributions	275.00	280.00	515.00	580.00
Income distributions to shareholder	-	-	-	-
Tax return of capital distributions
to shareholder	(21.34)	(3.48)	(33.23)	(15.30)

Net asset value, end of period	$1,078.50	$550.28	$1,078.50	$550.28

Net assets, end of period	$107,850,017	$55,027,606	$107,850,017	$55,027,606

Ratios to average net assets:

Expenses*	15.41%	19.66%	14.47%	16.29%
Net investment loss *	6.73%	(8.92%)	7.18%	(8.93%)

* Annualized

7.

SUBSEQUENT EVENTS

As of June 30, 2008, the Fund had in place a securitization debt facility of $125.0 million to finance the acquisition of asset-based loans.  As of June 30, 2008, the Fund had borrowed $68.0 million under this facility.  The interest rate on this facility is the “Commercial Paper Rate” plus 0.90 percent, which at June 30, 2008, was 3.6 percent per year.  The facility was set to renew on August 8, 2008.

Subsequent to quarter end, the Fund was informed by its lenders of their intention to increase the interest rate on the facility and not renew for a full term.  The Fund could not reach a long term agreement with its lenders on terms which were acceptable to the Fund.  On August 8, 2008, the Fund reached an agreement with the lenders to renew the facility for a stub period through September 30, 2008, with the understanding that the Fund intends to repay the facility by August 22, 2008 in order to avoid a substantial extension fee.

The agreement decreases the facility size to $53 million effective August 22, 2008; $43 million effective September 10, 2008, and $0 effective September 30, 2008.  Additionally, if the facility is not paid off by August 22, 2008, the Fund will be required to pay a 1% fee of the balance of the loans outstanding as of the renewal date.

In anticipation of the foregoing, in August, the Company called additional capital, sufficient to pay off the bank facility.  The capital is due to be received on August 20th, and the Fund anticipates using the proceeds of the capital call to fully repay the bank facility by August 22, 2008.

The Fund has access to sufficient capital to fund all of its commitments at this time without the benefit of a debt facility.  The Fund is in preliminary discussions with other large debt providers who may be interested in providing it with debt financing at terms more acceptable.

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

  Results of Operations –For the three and six months ended June 30, 2008 and 2007

Total investment income for the three months ended June 30, 2008 and 2007 was $4.7 million and $1.0 million, respectively, of which $4.6 million and $0.8 million consisted of interest on venture loans outstanding.  Total investment income for the six months ended June 30, 2008 and 2007 was $8.5 million and $1.2 million, respectively, of which $8.3 million and $0.9 million consisted of interest on venture loans outstanding.  Remaining income consisted of interest and dividends on the temporary investment of cash, pending investment in venture loans or application to the Fund’s expenses and income from the forfeiture of deposits from prospective borrowers.  As additional loans are funded, investment income continues to increase as does the outstanding balance of the loans.  Performing loans increased from $10.1 million as of March 31, 2007 to $92.0 million as of December 31, 2007, to $110.7 million as of March 31, 2008, and to $149.1 million as of June 30, 2008.

Total expenses were $3.3 million and $1.8 million for the three months ended June 30, 2008 and 2007, respectively, and $5.7 million and $2.7 million for the six months ended June 30, 2008 and 2007 respectively. Management fees were the largest expense.  Management fees for the six months ended June 30, 2008 and 2007 were $3.4 million and $2.4 million, respectively. Management fees for six months ended June 2008 are higher because those paid in 2007 were for a partial year.

Total interest expense was $0.7 million and $0 for the three months ended June 30, 2008 and 2007 respectively.  Average debt outstanding under the bank facility was $54.7 million and $0 for the three months ended June 30, 2008 and 2007 respectively. The debt facility was not in place until August 2007 and therefore there was not any interest incurred for the months ended June 30, 2007. Average interest rates were 4.97% for the three months ended June 30, 2008. Total interest expense was $1.2 million and $0 for the six months ended June 30, 2008 and 2007 respectively.

Average debt outstanding under the bank facility was $49.1 million and $0 for the six months ended June 30, 2008 and 2007 respectively.  The average interest rates were 5.06% for the six months ended June 30, 2008. See the discussion under the Risk Factor entitled “Leverage” for information about the interest rate hedging transactions entered into by the Fund to attempt to limit risks associated with borrowing at variable rates but lending at fixed rates.

Total banking and professional fees for the three months ended June 30, 2008 and 2007 were $0.9 million and less than $0.1 million respectively.  Total banking and professional fees for the six months ended June 30, 2008 and 2007 were $1.0 million and $0.1 million respectively.  This increase is primarily due to the amortization of banking fees on the long term debt facility put in place in August 2007 and to a lesser extent increases in professional fees.

Total other operating expenses for the three and six months ended June 30, 2008 and 2007 were less than $0.1 million for each period.

Net investment income (loss) for the three months ended June 30, 2008 and 2007 was $1.4 million and $(0.7 million), respectively. Net investment income (loss) for the six months ended June 30, 2008 and 2007 was $2.8 million and $(1.5 million), respectively.

Net change in unrealized income (loss) from hedging activities was $0.5 million and ($0.2 million) for the three and six months ended June 30, 2008 respectively.  There was no hedge as of June 30, 2007.

Net increase (decrease) in net assets resulting from operations for the three months ended June 30, 2008 and 2007 was $1.9 million and $(0.8) million, respectively.  On a per share basis, the net decrease in net assets resulting from operations was $19.29 and $(7.96) for the three months ended June 30, 2008 and 2007, respectively.  Net increase (decrease) in net assets resulting from operations for the six months ended June 30, 2008 and 2007 was $2.6 million and $(1.5 million), respectively. On a per share basis, the net increase (decrease) in net assets resulting from operations was $25.97 and $(14.67) for the six months ended June 30, 2008 and 2007, respectively.

Liquidity and Capital Resources – June 30, 2008 and December 31, 2007

Total capital contributed to the Fund was $113.5 million and $62.0 million at June 30, 2008 and December 31, 2007, respectively.  Committed capital to the Company at June 30, 2008 and December 31, 2007 was $270.0 million, of which $121.5 million and $67.5 million, respectively has been called.  The remaining $148.5 million in committed capital as of June 30, 2008 is due to expire in February 2012 as the five year anniversary will have passed, at which time no further capital can be called.

On August 10, 2007, the Fund put in place a securitization debt facility (“Loan Agreement”) of $125.0 million to finance the acquisition of asset-based loans.  As of June 30, 2008, the Fund had borrowed $68.0 million under this facility.  The facility is revolving and as such does not have a specified repayment schedule, though advances are secured by the assets of the Fund and thus repayments will be required as assets decline.  The facility was due to renew on August 8, 2008.  Subsequent to quarter end, the Fund was informed by its lenders of their intention to increase the interest rate on the facility and not renew for a full term.  The Fund could not reach a long term agreement with its lenders on terms which were acceptable to the Fund.  On August 8, 2008, the Fund reached an agreement with the lenders to renew the facility for a stub period through September 30, 2008, with the understanding that the Fund intends to repay the facility by August 22, 2008 in order to avoid a substantial extension fee.

The agreement decreases the facility size to $53 million effective August 22, 2008; $43 million effective September 10, 2008, and $0 effective September 30, 2008.  Additionally, if the facility is not paid off by August 22, 2008, the Fund will be required to pay a 1% fee of the balance of the loans outstanding as of the renewal date.

In anticipation of the foregoing, in August, the Company called additional capital, sufficient to pay off the bank facility.  The capital is due to be received on August 20th, and the Fund anticipates using the proceeds of the capital call to fully repay the bank facility by August 22, 2008.

The Fund has access to sufficient capital to fund all of its commitments at this time without the benefit of a debt facility.  The Fund is in preliminary discussions with other large debt providers who may be interested in providing it with debt financing at terms more acceptable.

The Fund entered into an interest rate swap agreement to hedge its interest rate on the securitization debt facility with a total notional principal of $68.0 million as of June 30, 2008. The Fund pays a fixed rate of 3.93% and receives from the counterparty a floating LIBOR rate. Payments are made monthly and terminate on March 10, 2012. The fair value of the interest rate swap agreement at June 30, 2008 was $(0.7) million.  The effect of the interest rate swap agreement is to convert a variable rate obligation into a fixed rate on the contract notional value.

As of June 30, 2008 and December 31, 2007, 15.4% and 8.6%, respectively, of the Fund's assets consisted of cash and cash equivalents.  The Fund invested its assets in venture loans during the three months ended June 30, 2008 and 2007.  Amounts disbursed under the Fund's loan commitments totaled approximately $75.0 million during the six months ended June 30, 2008.  Net loan amounts outstanding after amortization and reserves increased by approximately $57.1 million for the same period.  Unexpired, unfunded commitments totaled approximately $92.9 million as of June 30, 2008.

As of	Amount Disbursed	Principal Reductions	Balance Outstanding – Fair Value	Unexpired Unfunded Commitments
June 30, 2008	$176.1 million	$27.0 million	$149.1 million	$92.9 million
December 31, 2007	$101.1 million	$9.1 million	$92.0 million	$60.2 million

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

Based on the model used for the sensitivity of interest income, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net income by less than $0.1 million.  This translates to less than 1% of net income for the months ended June 30, 2008.  Although management believes that this measure is indicative of the Fund's sensitivity to interest rate changes, it makes estimates to adjust for potential changes in credit quality, size and composition of the balance sheet and other business developments that could affect net income.  Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Prior to the Fund’s commencement of operations on February 21, 2007, the Fund sold 100,000 shares to the Fund’s sole shareholder, Venture Lending & Leasing V, LLC for $25,000 in September 2006.  No other shares of the Fund have been sold; however, the Fund received an additional $113.5 million of paid in capital during the period from February 21, 2007 through June 30, 2008 which is expected to be used to acquire venture loans and fund operations.

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

VENTURE LENDING & LEASING V, INC.

(Registrant)

By:

/S/ Ronald W. Swenson

By:

/S/ Martin D. Eng

Ronald W. Swenson

Martin D. Eng

Chairman and Chief Executive Officer

Chief Financial Officer

Date:

August 13, 2008

Date:

August 13, 2008

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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d -15(f)) for the registrant and have:

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

Date: August 13, 2008

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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d -15(f)) for the registrant and have:

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

Date: August 13, 2008

/S/ Ronald W. Swenson

Ronald W. Swenson

Chief Executive Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing V, Inc. (the "Fund") on Form 10-Q for the period ending June 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ronald W. Swenson, Chief Executive Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Ronald W. Swenson

Ronald W. Swenson
Chief Executive Officer
August 13, 2008

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing V, Inc. (the "Fund") on Form 10-Q for the period ending June 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Martin D. Eng, Chief Financial Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Martin D. Eng

Martin D. Eng

Chief Financial Officer
August 13, 2008