Form 10-Q
period 2008-09-30
Venture Lending & Leasing V, Inc.
filed 2008-11-13
CIK 1376067

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Outstanding as of November 13, 2008

Common Stock, $.001 par value

100,000

VENTURE LENDING & LEASING V, INC.

INDEX

PART I -- FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)

As of September 30, 2008 and December 31, 2007

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2008 and 2007

Condensed Statements of Changes in Net Assets (Unaudited)

For the three and nine months ended September 30, 2008 and 2007

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2008 and 2007

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

Item 3.

Defaults Upon Senior Securities

Item 4.

Submission of Matters to a Vote of Security Holders

Item 5.

Other Information

Item 6.

Exhibits

SIGNATURES

VENTURE LENDING & LEASING V, INC.

 CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

	September 30, 2008	December 31, 2007
ASSETS
Loans, at estimated fair value
(Cost of $171,392,248 and $91,964,991)	$170,642,248	$91,964,991
Cash and cash equivalents	18,236,879	8,838,310
Other assets	2,435,941	2,281,685

Total assets	191,315,068	103,084,986

LIABILITIES
Borrowings under debt facility	-	43,000,000
Accrued management fees	1,687,500	1,687,500
Accounts payable and other accrued liabilities	224,462	1,321,054

Total liabilities	1,911,962	46,008,554

Net assets	$189,403,106	$57,076,432

Analysis of Net Assets:

Capital paid in on shares of capital stock	$193,525,000	$62,025,000
Return of capital distributions	(7,954,542)	(3,593,240)
Retained earnings (Accumulated deficit)	3,832,648	(1,355,328)
Net assets (equivalent to $1,894.03 and $570.76 per share based on
100,000 shares of capital stock outstanding - See Note 5)	$189,403,106	$57,076,432

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING V, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

INVESTMENT INCOME:
Interest on loans	$6,010,991	$1,673,805	$14,288,558	$2,553,253
Other interest and other income	153,173	190,064	419,455	519,055
Total investment income	6,164,164	1,863,869	14,708,013	3,072,308

EXPENSES:
Management fees	1,687,500	1,687,500	5,062,500	4,096,233
Interest expense	342,034	48,318	1,585,790	48,318
Banking and professional fees	511,017	114,519	1,549,359	233,589
Organizational costs	-	-	-	113,493
Other operating expenses	30,176	28,519	84,051	62,786
Total expenses	2,570,727	1,878,856	8,281,700	4,554,419
Net investment income (loss)	3,593,437	(14,987)	6,426,313	(1,482,111)

Net realized and unrealized loss from
hedging activities	(252,109)	(44,635)	(488,337)	(44,635)
Net change in unrealized loss from
investment activities	(750,000)	-	(750,000)	-
Net realized and unrealized loss from
investment and hedging activities	(1,002,109)	(44,635)	(1,238,337)	(44,635)

Net increase (decrease) in net assets
resulting from operations	$2,591,328	$(59,622)	$5,187,976	$(1,526,746)
Net increase (decrease) in net assets
resulting from operations per share	$25.91	$(0.60)	$51.88	$(15.27)
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See Notes to Condensed Financial Statements

VENTURE  LENDING & LEASING V, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Increase in net assets from operations:
Net investment income (loss)	$3,593,437	$(14,987)	$6,426,313	$(1,482,111)
Net realized and unrealized loss from
hedging activities	(252,109)	(44,635)	(488,337)	(44,635)
Net change in unrealized loss from
investment activities	(750,000)	-	(750,000)	-

Net increase (decrease) in net assets
resulting from operations	2,591,328	(59,622)	5,187,976	(1,526,746)

Return of capital to shareholder	(1,038,239)	(835,505)	(4,361,302)	(2,365,775)
Capital share transactions	80,000,000	4,000,000	131,500,000	62,000,000
Total increase	81,553,089	3,104,873	132,326,674	58,107,479

Net assets
Beginning of period	107,850,017	55,027,606	57,076,432	25,000

End of period	$189,403,106	$58,132,479	$189,403,106	$58,132,479

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING V, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	For the Nine Months Ended September 30, 2008	For the Nine Months Ended September 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$5,187,976	$(1,526,746)
Adjustments to reconcile net increase (decrease) in net assets to net cash used in operating activities:
Net change in unrealized loss from invesment and hedging activities	291,680	44,635
Amortization of deferred costs related to borrowing facility	1,056,811	29,874
Net increase in other assets	(1,211,067)	(801,560)
Net increase (decrease) in accounts payable, accrued liabilities,
and accrued management fees	(638,272)	2,170,392
Origination of loans	(109,717,001)	(67,006,393)
Principal payments received on loans	30,215,641	5,059,571
Acquisition of equity securities	(4,287,199)	(2,255,775)
Net cash used in operating activities	(79,101,431)	(64,286,002)	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Deemed distribution to shareholder	-	(110,000)
Payment of bank facility fees and costs	-	(1,075,457)
Borrowings under debt facility	30,400,000	15,000,000
Repayment of borrowings under debt facility	(73,400,000)	-
Contributions from shareholder	131,500,000	62,000,000
Net cash provided by financing activities	88,500,000	75,814,543
Net increase in cash and cash equivalents	9,398,569	11,528,541

CASH AND CASH EQUIVALENTS:
Beginning of period	8,838,310	25,000
End of period	$18,236,879	$11,553,541
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD FOR:
Interest	$1,782,318	$-
NON-CASH ACTIVITIES:
Receipt of equity securities as repayment of loan	$74,103	$-
Distributions of equity securities to shareholder	$4,361,302	$2,255,775

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

In the Manager's opinion, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading.  The interim results for the three and nine months ended September 30, 2008 are not necessarily indicative of what the results would be for a full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2007.

Certain amounts in the prior period financial statements have been reclassified to conform to the current financial statement presentation. These reclassifications had no impact on previously reported net decrease in net assets resulting from operations or net assets.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interest Income

Interest income on loans is recognized using the effective-interest method including amounts from the amortization of discounts resulting from the allocation of amounts ascribed to equity securities received as part of the loan transaction.  Additionally, fees received as part of the transaction are added to the loan discount and amortized over the life of the loan.

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

Valuation Methods

As of September 30, 2008 and December 31, 2007, the financial statements include nonmarketable investments ($170,642,248 and $91,964,991 or approximately 89% and 89% of the total assets, respectively) with fair values determined by the Manager in the absence of readily determinable market values.  Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.  Below is the information used by the Manager in making these estimates.

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

As of September 30, 2008 and December 31, 2007, the Fund held no short-term investments.

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

As of September 30, 2008, loans with a cost basis and fair value of $2.0 million have been classified as nonaccrual. As of December 31, 2007, no loans have been classified as nonaccrual.

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

Interest Rate Swap Agreements

The Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended by SFAS No. 138, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. For investment companies such as the Fund, SFAS 133 requires that changes in the derivative’s fair value be recognized currently in earnings.

The Fund entered into interest rate swap transactions to hedge its interest rate on its borrowings under its debt facility. Unrealized gains and losses from hedging activities are separately reported from unrealized gains and losses from investment activities and are included in realized and unrealized gain (loss) from hedging activities in these financial statements.  Also included in realized and unrealized gain (loss) from hedging activities is the net interest received or paid on the interest rate swap transactions beginning with the quarter ended September 30, 2008 (amounts were previously included in interest expense and were not considered material). The fair value of the interest rate swap is recorded in other liabilities and the change in the fair value is recorded as a change in unrealized gain (loss) from investment and hedging activities.

On August 26, 2008, the Fund paid approximately $0.8 million in order to terminate its swap agreement in connection with the repayment of borrowings under the fund’s debt facility (see note 6). This amount has been recorded in realized and unrealized gain (loss) from hedging activities.

Deferred Bank Fees

Through March, 2008 the deferred bank fees and costs associated with the debt facility had been allocated over the initial estimated life of the facility, which was determined to be July 2013.  In the second quarter of 2008, the Fund revised its estimate of the facility’s useful life to August 2008 based on preliminary discussions with debt providers. These costs have been fully amortized as of September 30, 2008.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which is effective for fiscal years beginning January 1, 2008. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. The Fund has adopted SFAS 157 as of January 1, 2008, and has provided additional disclosure in footnote 3 related to this standard.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits companies to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value.  Entities choosing the fair value option would be required to recognize subsequent changes in the fair value of those instruments and other items directly in earnings.  This standard also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 is effective beginning the first fiscal year that begins after November 15, 2007.  The Fund has adopted SFAS 159 on its financial statements as of January 1, 2008.  However, the Fund has not elected the fair value option for any eligible items.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS 133” (“SFAS 161”).  SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  This statement becomes effective for the Fund in the first quarter of 2009.  The Fund does not expect that the adoption of this statement will have a material effect on its financial statements.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the

Market for That Asset is Not Active” (“SFAS 157-3”). The FSP provides guidance clarifying how SFAS No. 157 should be applied when valuing securities in markets that are not active. The guidance states that significant judgment is required in valuing financial assets and clarifies how management’s internal assumptions should be considered when relevant observable data does not exist, how observable market information in a market that is not active should be considered when measuring fair value, and how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value. The FSP is effective upon issuance and includes financial statements for the period ending and as of September 30, 2008.  The Fund does not expect its adoption of SFAS 157-3 to have a material impact on its financial position, results of operation, or cash flows.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (“SFAS 162”). The Statement identifies the sources of accounting principles and establishes a hierarchy for selecting those principles to prepare financial statements in accordance with U.S. GAAP. The Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles."  The Fund is currently evaluating the impact of SFAS 162, but does not expect the adoption of the pronouncement will have a material impact on its financial position, results of operation, or cash flows.

Tax Status

The Fund plans on qualifying as a Regulated Investment Company (“RIC”) and elected RIC treatment when it filed its 2007 tax return.  As long as the Fund qualifies as a RIC, it will not pay any federal or state corporate income tax on income that is distributed to its shareholder (pass-through status).  Should the Fund not qualify as a RIC or lose its qualification as a RIC, it could be taxed as an ordinary corporation on its taxable income for that year (even if that income is distributed to its shareholder), and all distributions out of its earnings and profits will be taxable to its shareholder as ordinary income.  As of September 30, 2008, the Fund had no uncertain tax positions.

3.

SUMMARY OF INVESTMENTS

Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working capital up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment. As of September 30, 2008, the Fund's investments in loans are primarily to companies based within the United States and are diversified among borrowers in the industry segments shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below.  (The sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).

Loan balances are summarized by borrower.  Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded. Each loan drawn under a commitment has a different maturity date and amount.  For the three month period ended September 30, 2008 and 2007, the weighted-average interest rate on performing loans was 15.09% and 14.19%, respectively. For the nine month period ended September 30, 2008 and 2007, the weighted-average interest rate on performing loans was 14.77% and 13.69%, respectively. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including volatility, early payoffs, and recovery of interest from non-performing assets.

Loans as of September 30, 2008 are in non-affiliates and consist of the following:

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 9/30/08	9/30/08	Maturity Date

Biotechnology
Acumen Pharmaceuticals		$438,155	$438,155	8/1/10
Bioabsorbable Therapeutics		1,031,983	1,031,983	6/1/11
Lightspeed Genomics		296,543	296,543	6/1/11
SanBio		2,077,767	2,077,767	10/1/10
Trellis Bioscience		648,705	648,705	12/1/10
Subtotal:	2.4%	$4,493,153	$4,493,153

Carrier Networking
Asoka USA Corporation		$756,698	$756,698	1/1/11
Ellacoya Networks		524,331	524,331	12/1/09
Kodiak Networks		825,226	825,226	4/1/10
OpVista		2,038,363	2,038,363	5/1/10
Wavebender		386,856	386,856	9/1/10
Subtotal:	2.4%	$4,531,474	$4,531,474

Computers & Storage
CloudShield		$2,542,695	$2,542,695	4/1/11
D-Wave Systems		277,119	277,119	7/1/10
Gear Six, Inc.		676,533	676,533	7/1/10
Ncomputing		1,012,198	1,012,198	9/1/10
Vidyo		1,846,915	1,846,915	10/1/10
Subtotal:	3.4%	$6,355,460	$6,355,460

Enterprise Networking
Envivio		$3,117,010	$3,117,010	1/1/11
GridNetworks		983,400	983,400	6/1/11
PacketMotion		1,404,900	1,404,900	3/1/11
Vyatta		1,370,000	1,370,000	2/1/11
Subtotal:	3.6%	$6,875,310	$6,875,310

Internet
Aggregate Knowledge		$456,081	$456,081	7/1/11
Arcadia Entertainment		332,386	332,386	8/1/11
Blekko		334,937	334,937	9/1/11
BuzzLogic		979,147	979,147	8/1/11
Collarity		998,300	998,300	5/1/11
Cuil		3,038,957	3,038,957	9/1/12
Delve Networks		478,408	478,408	7/1/11

Donnerwood Media		630,718	630,718	5/1/11
EForce Media		694,559	1,444,559	12/1/10
Flock		701,538	701,538	5/1/10
Genius		259,016	259,016	8/1/10
iGroup Network		140,958	140,958	8/1/10
Inigral		95,565	95,565	5/1/11
Insider Guides		1,543,284	1,543,284	4/1/11
Like.com		1,436,675	1,436,675	7/1/11
Loomia		231,481	231,481	8/1/11
Multiply		925,783	925,783	9/1/11
NetBase Solutions [Accelovation]		458,707	458,707	3/1/11
Philotic		181,361	181,361	7/1/11
Popjax		439,481	439,481	12/1/10
ProQuo [Skoop Heavy Industries]		1,564,994	1,564,994	9/1/11
QuantCast		1,408,393	1,408,393	6/1/11
Radar Networks		682,449	682,449	10/1/10
Return Path Holdings		642,062	642,062	12/1/10
RPM Communications		531,597	531,597	12/1/10
Sharpcast		598,002	598,002	3/1/11
TheFind		1,123,874	1,123,874	7/1/11
ThisNext		770,157	770,157	5/1/11
ultraRPM		425,137	425,137	11/1/10
uStream.TV		186,409	186,409	10/1/10
YOUKU.COM		3,955,772	3,955,772	9/1/11
Subtotal:	13.9%	$26,246,188	$26,996,188

Medical Devices
Accuri Cytometers		$809,978	$809,978	9/1/10
AirXpanders		513,645	513,645	9/1/11
Ample Medical		199,323	199,323	12/1/10
Biomerix		1,320,519	1,320,519	5/1/11
Broncus Technologies		2,821,230	2,821,230	7/1/11
CyberHeart		1,440,134	1,440,134	8/1/11
Emphasys Medical		6,452,427	6,452,427	1/1/11
EnteroMedics		3,704,087	3,704,087	8/1/10
Evera Medical		711,429	711,429	3/1/11
HandyLab		2,107,387	2,107,387	12/1/10
iBalance Medical		1,456,436	1,456,436	9/1/10
Intellidx		1,918,779	1,918,779	4/1/11
Nellix		3,296,210	3,296,210	7/1/11
NeoGuide Systems		1,885,835	1,885,835	7/1/10
Percutaneous Systems		435,290	435,290	9/1/09
Softscope Medical Technologies		216,925	216,925	12/1/10
Varix Medical		288,316	288,316	4/1/11

VasoNova		294,050	294,050	6/1/11
Subtotal:	15.8%	$29,872,000	$29,872,000

Other Healthcare
Advanced ICU Care		$291,081	$291,081	10/1/10
Nanosphere		4,510,535	4,510,535	8/1/10
Skylight Healthcare Systems		2,810,364	2,810,364	7/1/11
Subtotal:	4.0%	$7,611,980	$7,611,980

Other Technology
EoPlex		$95,378	$95,378	8/1/10
Integrity Block		112,514	112,514	9/1/11
ORYXE Energy International		1,002,680	1,002,680	5/1/10
Sezmi Corporation		2,719,582	2,719,582	5/1/11
Solaria		4,710,825	4,710,825	3/1/11
Sub-One		669,071	669,071	12/1/11
Triformix		117,713	117,713	3/1/09
Subtotal:	5.0%	$9,427,763	$9,427,763

Security
Dragnet Solutions		$917,205	$917,205	6/1/11
Guardian Analytics		1,034,398	1,034,398	8/1/11
Nevis Networks		499,467	499,467	8/1/09
TrustedID		959,346	959,346	6/1/11
Subtotal:	1.8%	$3,410,416	$3,410,416

Semiconductors & Equipment
Alereon		$1,390,601	$1,390,601	7/1/10
Azuro		1,892,251	1,892,251	9/1/11
Bitwave Semiconductor		569,023	569,023	12/1/09
Cswitch		694,385	694,385	6/1/10
Discera		454,270	454,270	1/1/11
InSilica		1,467,614	1,467,614	7/1/10
Integrated Materials		1,215,696	1,215,696	6/1/10
Intelleflex		1,483,423	1,483,423	4/1/11
InvenSense		700,390	700,390	1/1/11
Luxtera		1,156,661	1,156,661	1/1/11
LV Sensors		2,791,092	2,791,092	6/1/11
Netxen		500,150	500,150	10/1/10
Revera		899,982	899,982	2/1/11
Silicon Optix		1,778,725	1,778,725	*
SiPort		1,409,940	1,409,940	7/1/11
Tela Innovations		842,574	842,574	7/1/11
Xilient		397,821	397,821	3/1/11

Subtotal:	10.4%	$19,644,598	$19,644,598

Software
Anchor Intelligence		$896,363	$896,363	7/1/11
Athena Design Systems		178,991	178,991	*
Berkeley Design Automation		1,122,953	1,122,953	1/1/11
BlueRoads		941,088	941,088	1/1/11
Canopy Financial		1,677,950	1,677,950	7/1/11
Cloudmark		1,719,651	1,719,651	3/1/11
Coghead		1,037,588	1,037,588	10/1/10
DemandBase		628,504	628,504	11/1/10
Enkata Technologies		164,062	164,062	4/1/10
Evincii		207,462	207,462	10/1/10
Future Point Systems		468,931	468,931	4/1/11
Integrien		713,994	713,994	7/1/10
IT Structures		199,384	199,384	9/1/10
JasperSoft		1,445,557	1,445,557	5/1/11
Kabira Technologies		2,204,447	2,204,447	12/1/10
Kareo		189,080	189,080	7/1/10
Market6		895,010	895,010	7/1/10
NR2B Research		2,416,521	2,416,521	3/1/11
Orb Networks		755,694	755,694	9/1/10
RingCube Technologies		1,180,605	1,180,605	4/1/11
SOA Software		2,955,979	2,955,979	4/1/11
SoundFlavor		91,031	91,031	7/1/10
Universal Ad		472,247	472,247	10/1/10
Verix		1,902,090	1,902,090	5/1/11
Visible World		729,191	729,191	12/1/10
Xtime		873,059	873,059	7/1/11
Zoove		167,615	167,615	7/1/11
Subtotal:	13.9%	$26,235,047	$26,235,047

Technology Services
OpSource		$2,983,251	$2,983,251	9/1/11
SG Micro		695,895	695,895	4/1/11
Subtotal:	1.9%	$3,679,146	$3,679,146

Wireless
Cellfire		$2,378,609	$2,378,609	4/1/11
DeFi Mobile		340,226	340,226	2/1/11
Dilithium Networks		2,338,895	2,338,895	6/1/11
Emotive Communications		663,215	663,215	1/1/11
HandsOn Mobile		2,181,633	2,181,633	5/1/10
Heysan		382,148	382,148	9/1/11

July Systems		537,811	537,811	5/1/10
Nextivity		2,405,133	2,405,133	5/1/11
Ortiva Wireless		1,671,436	1,671,436	5/1/11
Quickoffice		379,006	379,006	7/1/10
Sandlinks		719,886	719,886	6/1/10
ScanR		1,433,559	1,433,559	7/1/11
Send Me		2,231,256	2,231,256	9/1/11
SmartDrive		717,198	717,198	6/1/10
Venturi Wireless		1,056,131	1,056,131	11/1/10
Vivotech		2,823,571	2,823,571	8/1/11
Subtotal:	11.8%	$22,259,713	$22,259,713

Total: (Cost of $171,392,248)	90.1%	$170,642,248	$171,392,248

* As of September 30, 2008, loans with a cost basis and fair value of $2.0 million have been classified as nonaccrual.

Loans as of December 31, 2007 are in non-affiliates and consist of the following (industry classifications are unaudited):

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 12/31/07	12/31/07	Maturity Date

Biotechnology
Acumen Pharmaceuticals		$510,750	$510,750	8/1/10
SanBio		1,203,606	1,203,606	10/1/10
Trellis Bioscience		897,359	897,359	12/1/10
Subtotal:	4.6%	$2,611,715	$2,611,715

Carrier Networking
Asoka USA Corporation		$957,308	$957,308	1/1/11
Ellacoya Networks		1,731,556	1,731,556	12/1/09
Kodiak Networks		1,133,172	1,133,172	4/1/10
OpVista		2,289,913	2,289,913	5/1/10
Wavebender		456,545	456,545	9/1/10
Subtotal:	11.5%	$6,568,494	$6,568,494

Computers & Storage
D-Wave Systems		$405,924	$405,924	7/1/10
Gear Six, Inc.		925,081	925,081	7/1/10
Ncomputing		1,209,935	1,209,935	9/1/10
Subtotal:	4.5%	$2,540,940	$2,540,940

Enterprise Networking
Envivio		$2,180,228	$2,180,228	1/1/11
Vyatta		708,558	708,558	2/1/11
Subtotal:	5.1%	$2,888,786	$2,888,786

Internet

Accelovation		$444,835	$444,835	1/1/11
BuzzLogic		461,623	461,623	5/1/11
Collarity		486,040	486,040	3/1/11
Cuill		3,194,680	3,194,680	2/1/12
Donnerwood Media		731,293	731,293	8/1/10
EForce Media		1,461,125	1,461,125	12/1/10
Flock		954,423	954,423	5/1/10
Genius		327,349	327,349	8/1/10
iGroup Network		164,890	164,890	8/1/10
Insider Guides		926,996	926,996	2/1/11
Philotic		146,312	146,312	10/1/10
Plaxo		180,149	180,149	12/1/10
Popjax		474,045	474,045	12/1/10
QuantCast		176,809	176,809	3/1/11
Radar Networks		900,765	900,765	10/1/10
Return Path		725,534	725,534	12/1/10
Riya		1,418,785	1,418,785	7/1/11
ThisNext, Inc.		442,289	442,289	6/1/10
ultraRPM		475,354	475,354	11/1/10
uStream.TV		216,296	216,296	10/1/10
Subtotal:	25.1%	$14,309,592	$14,309,592

Medical Devices
Accuri Cytometers		$980,312	$980,312	9/1/10
AirXpanders		56,416	56,416	1/1/11
Emphasys Medical		4,830,563	4,830,563	1/1/11
EnteroMedics		4,823,869	4,823,869	8/1/10
HandyLab		2,315,064	2,315,064	12/1/10
iBalance Medical		1,870,690	1,870,690	9/1/10
Nellix		402,930	402,930	1/1/11
NeoGuide Systems		2,427,927	2,427,927	7/1/10
Percutaneous Systems		712,663	712,663	9/1/09
Softscope Medical Technologies		233,236	233,236	12/1/10
Subtotal:	32.7%	$18,653,670	$18,653,670

Other Healthcare
Advanced ICU Care		$365,267	$365,267	10/1/10
Nanosphere		5,450,019	5,450,019	8/1/10
Skylight Healthcare Systems		1,394,392	1,394,392	10/1/10
Subtotal:	12.6%	$7,209,678	$7,209,678

Other Technology
Building B		$1,587,098	$1,587,098	10/1/10
EoPlex		121,615	121,615	8/1/10
ORYXE Energy International		1,376,662	1,376,662	5/1/10
Triformix		259,880	259,880	3/1/09
Subtotal:	5.9%	$3,345,255	$3,345,255

Security
Guardian Analytics		$84,561	$84,561	1/1/11
Ironkey		572,774	572,774	4/1/10
Nevis Networks		869,895	869,895	8/1/09

Subtotal:	2.7%	$1,527,230	$1,527,230

Semiconductors & Equipment
Alereon		$1,687,479	$1,687,479	7/1/10
Bitwave Semiconductor		863,394	863,394	12/1/09
Discera		571,619	571,619	1/1/11
InSilica		1,152,893	1,152,893	7/1/10
Integrated Materials		1,780,119	1,780,119	6/1/10
InvenSense		538,897	538,897	11/1/10
Luxtera		1,517,560	1,517,560	1/1/11
LV Sensors		1,238,722	1,238,722	2/1/11
Netxen		686,316	686,316	10/1/10
Tela Innovations		241,145	241,145	7/1/10
Subtotal:	18.0%	$10,278,144	$10,278,144

Software
Athena Design Systems		$213,948	$213,948	4/1/10
Berkeley Design Automation		1,270,361	1,270,361	12/1/10
BlueRoads		1,267,198	1,267,198	2/1/10
Canopy Financial		500,334	500,334	11/1/10
Cloudmark		923,357	923,357	10/1/10
Coghead		707,776	707,776	10/1/10
DemandBase		723,801	723,801	11/1/10
Enkata Technologies		230,343	230,343	4/1/10
Evincii		275,507	275,507	10/1/10
Integrien		952,504	952,504	7/1/10
IT Structures		239,860	239,860	9/1/10
Kabira Technologies		1,571,776	1,571,776	12/1/10
Kareo		257,129	257,129	7/1/10
Market6		1,189,631	1,189,631	7/1/10
Orb Networks		874,476	874,476	1/1/10
SoundFlavor		121,366	121,366	7/1/10
Visible World		918,613	918,613	12/1/10
Xtime		243,375	243,375	1/1/11
Subtotal:	21.9%	$12,481,355	$12,481,355

Wireless
Cellfire		$1,350,805	$1,350,805	3/1/10
DeFi Mobile		237,323	237,323	12/1/10
HandsOn Mobile		2,988,139	2,988,139	5/1/10
July Systems		666,833	666,833	4/1/10
Quickoffice		488,124	488,124	7/1/10
Sandlinks		981,241	981,241	6/1/10
ScanR		465,329	465,329	1/1/11
SmartDrive		969,334	969,334	6/1/10
Venturi Wireless		1,403,004	1,403,004	11/1/10
Subtotal:	16.7%	$9,550,132	$9,550,132

Total: (Cost of $91,964,991)	161.1%	$91,964,991	$91,964,991

As of December 31, 2007, there were no loans classified as non-accrual.

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies.  These loans are generally secured by assets of the borrowers.  As a result, the Fund is subject to general credit risk associated with such companies.  At September 30, 2008, the Fund had unexpired unfunded commitments to borrowers of $47.5 million.

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

Valuation Hierarchy

Under SFAS 157, the Fund categorizes its fair value measurements according to a three-level hierarchy. The hierarchy prioritizes the inputs used by the Fund’s valuation techniques. A level is assigned to each fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are defined as follows:

Level 1	Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date.
Level 2	Prices or valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities.
Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

The Fund uses estimated exit values when determining the value of its investments.  Because these transactions are individually negotiated and unique, and there is no market in which these assets trade, the inputs for these assets, which are discussed in the Valuation Methods listed above, are classified as Level 3.  The Fund’s derivative was valued using pricing models that are widely accepted in the financial services industry with inputs that can be derived from or corroborated by observable market data.  These models reflect the contractual terms of the derivative, including the period to maturity, and market observable inputs such as yield and option volatility. As a result, these measurements are classified as Level 2.

The following table presents the balances of assets and liabilities as of September 30, 2008 measured at fair value on a recurring basis:

	Level 2	Level 3	Total
ASSETS:
Loans to Borrowers	$-	$170,642,248	$170,642,248

Total assets	$-	$170,642,248	$170,642,248

LIABILITIES:
Interest rate swap agreement	$-	$-	$-

Total liabilities	$-	$-	$-

No assets or liabilities which are measured at fair value on a recurring basis are classified as Level 1.

The fair value of the interest rate swap agreement as of September 30, 2008 and December 31, 2007 was $0 and ($458,320), respectively and is included in other accrued liabilities.

The following table provides a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

LEVEL 3 INPUTS
	For the Three Months Ended	For the Nine Months Ended
	September 30, 2008	September 30, 2008
Loans to Borrowers
Beginning Balance	$149,053,112	$91,964,991
Additional acquisitions	34,697,473	109,717,001
Principal reductions	(12,358,337)	(30,289,744)
Change in unrealized loss	(750,000)	(750,000)
Balance September 30, 2008	$170,642,248	$170,642,248

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

5.

CAPITAL STOCK

As of September 30, 2008 and December 31, 2007, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company is $270.0 million.  Total contributed capital to the Company through September 30, 2008 and December 31, 2007 was $202.5 million and $67.5 million, respectively, of which $193.5 million and $62.0 million, respectively, was contributed to the Fund.

The chart below shows the distributions of the Fund for the nine months ended September 30, 2008 and 2007.

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2008	September 30, 2007
Cash distributions	$-	$-
Deemed distributions	-	110,000
Distributions of equity securities	4,361,302	2,255,775

Total distributions to shareholder	$4,361,302	$2,365,775

During the three and nine months ended September 30, 2008, the Fund made distributions as noted in the table above.  These distributions have been presented as a return of capital.  However, the final classification of the distributions as either a return of capital or a distribution of income is an annual determination made at the end of each year dependent upon the Fund’s current year and cumulative earnings and profits.

6.  DEBT FACILITY

On August 10, 2007, the Fund put in place a securitization debt facility (“Loan Agreement”) of $125.0 million to finance the acquisition of asset-based loans.  On August 22, 2008, the Fund had fully paid off all of its borrowings under the debt facility. Therefore, as of September 30, 2008, the Fund had no debt. The Fund has access to sufficient capital to fund all of its commitments at this time without the benefit of a debt facility.  The Fund is in preliminary discussions with other large debt providers who may be interested in providing it with debt financing at acceptable terms.  Because of the uncertainty in the credit markets, this process may take longer than under normal market conditions.  At this time, risk is being re-priced and consequently the cost of debt is expected to be higher than it was a year ago.

7.  FINANCIAL HIGHLIGHTS

Accounting principles generally accepted in the United States of America require disclosure of financial highlights of the Fund for the periods presented, the three and nine months ended September 30, 2008.  The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period.  The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund.  This required methodology differs from an internal rate of return.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended September 30, 2008	For the Three Months Ended September 30, 2007	For the Nine Months Ended September 30, 2008	For the Nine Months Ended September 30, 2007

Total return*	7.80%	(0.40%)	7.05%	(7.20%)

Per share amounts:
Net asset value, beginning of period	$1,078.50	$550.28	$570.76	$0.25
Net investment income	35.93	(0.15)	64.26	(14.82)
Net realized and unrealized loss from
investment and hedging activities	(10.02)	(0.45)	(12.38)	(0.45)
Net increase (decrease) in net assets resulting
from operations	25.91	(0.60)	51.88	(15.27)
Capital contributions	800.00	40.00	1,315.00	620.00
Income distributions to shareholder	-	-	-	-
Tax return of capital distributions
to shareholder	(10.38)	(8.36)	(43.61)	(23.66)

Net asset value, end of period	$1,894.03	$581.32	$1,894.03	$581.32

Net assets, end of period	$189,403,106	$58,132,479	$189,403,106	$58,132,479

Ratios to average net assets:

Expenses*	7.13%	13.32%	10.95%	14.25%
Net investment loss *	9.97%	(0.11%)	8.50%	(4.64%)

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

Results of Operations –For the three and nine months ended September 30, 2008 and 2007

Total investment income for the three months ended September 30, 2008 and 2007 was $6.2 million and $1.9 million, respectively, of which $6.0 million and $1.7 million consisted of interest on venture loans outstanding.  Total investment income for the nine months ended September 30, 2008 and 2007 was $14.7 million and $3.1 million, respectively, of which $14.3 million and $2.6 million consisted of interest on venture loans outstanding.  Remaining income consisted of interest and dividends on the temporary investment of cash, the forfeiture of deposits from prospective borrowers, and late fees from borrowers.  As additional loans are funded, investment income continues to increase as does the outstanding balance of the loans.  Performing loans increased from $10.1 million as of March 31, 2007 to $92.0 million as of December 31, 2007, to $110.7 million as of March 31, 2008, to $149.1 million as of June 30, 2008 and to $169.4 million as of September 30, 2008.

Total expenses were $2.6 million and $1.9 million for the three months ended September 30, 2008 and 2007, respectively, and $8.3 million and $4.6 million for the nine months ended September 30, 2008 and 2007 respectively. Management fees were the largest expense.  Management fees for the nine months ended September 30, 2008 and 2007 were $5.1 million and $4.1 million, respectively. Management fees for nine months ended September 2008 are higher because those paid in 2007 were for a partial year.

Total interest expense was $0.3 million and less than $0.1 million for the three months ended September 30, 2008 and 2007 respectively.  Average debt outstanding under the bank facility was $68.0 million and $10.5 million for the three months ended September 30, 2008 and 2007, respectively. The debt facility was not in place until August 2007 and therefore there was not as much interest incurred for the months ended September 30, 2007 as there was for the months ended September 30, 2008. The average interest rates were 4.31% for the three and nine months ended September 30, 2007. Total interest expense was $1.6 million and less than $0.1 million for the nine months ended September 30, 2008 and 2007 respectively. Average debt outstanding under the bank facility was $51.5 million and $10.5 for the nine months ended September 30, 2008 and 2007 respectively.  The average interest rates were 3.53% and 4.76% for the three and nine months ended September 30, 2008. See the discussion under the Risk Factor entitled “Leverage” for information about the interest rate hedging transactions entered into by the Fund to attempt to limit risks associated with borrowing at variable rates but lending at fixed rates.

Total banking and professional fees for the three months ended September 30, 2008 and 2007 were $0.5 million and less than $0.1 million respectively.  Total banking and professional fees for the nine months ended September 30, 2008 and 2007 were $1.5 million and $0.2 million respectively.  This increase is primarily due to the amortization of banking fees on the long term debt facility put in place in August 2007 and to a lesser extent increases in professional fees.

Total other operating expenses for the three months ended September 30, 2008 and 2007 were less than $0.1 million respectively. Total other operating expenses for the nine months ended September 30, 2008 and 2007 were $0.1 million.

Net investment income (loss) for the three months ended September 30, 2008 and 2007 was $3.6 million and less than $(0.1) million, respectively. Net investment income (loss) for the nine months ended September 30, 2008 and 2007 was $6.4 million and $(1.5) million, respectively.

Net realized and unrealized loss from hedging activities was $(0.3) million and less than $(0.1) million for the three months ended September 30, 2008 and 2007. Net realized and unrealized loss from hedging activities was $(0.5) million and less than $(0.1) million for the nine months ended September 30, 2008 and 2007. The realized and unrealized gain (loss) consist of the unrealized gains and losses from hedging activities and the net interest received or paid on the interest rate swap transaction beginning with the quarter ended September 30, 2008.

Net change in unrealized loss from investment activities was $(0.8) million for the three and nine months ended September 30, 2008 respectively.  The unrealized loss consists of fair market value adjustment taken against a loan.  There was no fair market value adjustment made in 2007.

Net increase (decrease) in net assets resulting from operations for the three months ended September 30, 2008 and 2007 was $2.6 million and less than $(0.1) million, respectively.  On a per share basis, the net increase (decrease) in net assets resulting from operations was $25.91 and $(0.60) for the three months ended September 30, 2008 and 2007, respectively.  Net increase (decrease) in net assets resulting from operations for the nine months ended September 30, 2008 and 2007 was $5.2 million and $(1.5) million, respectively. On a per share basis, the net increase (decrease) in net assets resulting from operations was $51.88 and $(15.27) for the nine months ended September 30, 2008 and 2007, respectively.

Liquidity and Capital Resources – September 30, 2008 and December 31, 2007

Life to date, the total capital contributed to the Fund was $193.5 million and $62.0 million at September 30, 2008 and December 31, 2007, respectively.  Committed capital to the Company at September 30, 2008 and December 31, 2007 was $270.0 million, of which $202.5 million and $67.5 million, respectively has been called.  The remaining $67.5 million in committed capital as of September 30, 2008 is due to expire in February 2012 as the five year anniversary will have passed, at which time no further capital can be called.

On August 10, 2007, the Fund put in place a securitization debt facility (“Loan Agreement”) of $125.0 million to finance the acquisition of asset-based loans.  On August 22, 2008, the Fund had fully paid off all of its borrowings under the debt facility. Therefore, as of September 30, 2008, the Fund had no debt. The Fund has access to sufficient capital to fund all of its commitments at this time without the benefit of a debt facility.  The Fund is in preliminary discussions with other large debt providers who may be interested in providing it with debt financing at acceptable terms.  Because of the uncertainty in the credit markets, this process may take longer than under normal market conditions.  At this time, risk is being re-priced and consequently the cost of debt is expected to be higher than it was a year ago.

The Fund entered into interest rate swap transactions to hedge its interest rate on its borrowings under its debt facility. Unrealized gains and losses from hedging activities are separately reported from unrealized gains and losses from investment activities and are included in realized and unrealized gain (loss) from hedging activities in these financial statements.  Also included in realized and unrealized gain (loss) from hedging activities is the net interest received or paid on the interest rate swap transactions beginning with the quarter ended September 30, 2008 (amounts were previously included in interest expense and were not considered material). The fair value of the interest rate swap is recorded in other liabilities and the change in the fair value is recorded as a change in unrealized gain (loss) from investment and hedging activities.

On August 26, 2008, the Fund paid approximately $0.8 million in order to terminate its swap agreement in connection with the repayment of borrowings under the fund’s debt facility (see note 6). This amount has been recorded in realized and unrealized gain (loss) from hedging activities.

As of September 30, 2008 and December 31, 2007, 9.5% and 8.6%, respectively, of the Fund's assets consisted of cash and cash equivalents.  The Fund invested its assets in venture loans during the three months ended September 30, 2008 and 2007.  Amounts disbursed under the Fund's loan commitments totaled approximately $109.7 million during the nine months ended September 30, 2008.  Net loan amounts outstanding after amortization and reserves increased by approximately $78.6 million for the same period.  Unexpired, unfunded commitments totaled approximately $47.5 million as of September 30, 2008.

As of	Amount Disbursed	Principal Reductions	Balance Outstanding – Fair Value	Unexpired Unfunded Commitments
September 30, 2008	$210.8 million	$40.2 million	$170.6 million	$47.5 million
December 31, 2007	$101.1 million	$9.1 million	$92.0 million	$60.2 million

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

Based on the model used for the sensitivity of interest income, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net income by less than $0.1 million.  This translates to less than 1% of net income for the months ended September 30, 2008.  Although management believes that this measure is indicative of the Fund's sensitivity to interest rate changes, it makes estimates to adjust for potential changes in credit quality, size and composition of the balance sheet and other business developments that could affect net income.  Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

Item 1A.

Risk Factors

See item 1A – ‘Risk Factors’ in the Fund’s 2007 Annual Report on Form 10-K for a detailed description of the risks attendant to the Fund and its business.  Other than as set forth below, there are no material changes from such risk factors.

Crisis in Financial Markets.  The ability of the Fund to provide an acceptable return may be adversely affected by economic factors to which the marketplace is subject.  Volatility and distribution in the global financial markets reached unprecedented levels during the third quarter of 2008 and extending into the fourth quarter.  This market turmoil could have a material adverse effect on the Fund’s business and operations.  Market turmoil could impact the Fund’s ability to secure a new debt facility to finance the acquisition of asset-based loans.  The Fund fully paid off all of its borrowings under its previous debt facility on August 22, 2008, and is in preliminary discussion with debt providers who may be interested in providing the Fund with a new debt facility.  However, because of the uncertainty in the credit markets, this process may take longer than under normal conditions, and there is no guarantee that the Fund will be able to secure a new facility on acceptable terms.

Market conditions could also adversely impact the ability of the Fund’s borrowers to meet their obligations to the Fund and the value of the Fund’s direct investments in companies.  Most of the companies in which the Fund invests have not achieved profitability and require substantial equity financing to satisfy their continuing growth and working capital requirements.  The economic downturn could decrease the demand for such borrower’s products and technology, thereby impairing such borrower’s financial condition and ability to raise additional equity financing from outside investors.  This could result in an increase in borrower defaults under their obligations to the Fund, or a decrease in the value of the Fund’s direct equity investments.  U.S. and global economic conditions could continue to deteriorate and remain weak for an extended period of time.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Prior to the Fund’s commencement of operations on February 21, 2007, the Fund sold 100,000 shares to the Fund’s sole shareholder, Venture Lending & Leasing V, LLC for $25,000 in September 2006.  No other shares of the Fund have been sold; however, the Fund received an additional $193.5 million of paid in capital during the period from February 21, 2007 through September 30, 2008 which is expected to be used to acquire venture loans and fund operations.

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

3(ii)	Amended and Restated Bylaws of the Fund, as amended.
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

VENTURE LENDING & LEASING V, INC.

(Registrant)

By:

/S/ Ronald W. Swenson

By:

/S/ Martin D. Eng

Ronald W. Swenson

Martin D. Eng

Chairman and Chief Executive Officer

Chief Financial Officer

Date:

November 13, 2008

Date:

November 13, 2008

EXHIBIT INDEX

Exhibit Number	Description
3(i)

Articles of Incorporation of the Fund as filed with the Maryland Secretary of State on August 21, 2006, incorporated by reference to the Fund’s Form 10 filed with the Securities and Exchange Commission on October 10, 2006.

3(ii)	Amended and Restated Bylaws of the Fund, as amended.
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

Date: November 13, 2008

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

Date: November 13, 2008

/S/ Ronald W. Swenson

Ronald W. Swenson

Chief Executive Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing V, Inc. (the "Fund") on Form 10-Q for the period ending September 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ronald W. Swenson, Chief Executive Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Ronald W. Swenson

Ronald W. Swenson
Chief Executive Officer
November 13, 2008

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing V, Inc. (the "Fund") on Form 10-Q for the period ending September 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Martin D. Eng, Chief Financial Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Martin D. Eng

Martin D. Eng

Chief Financial Officer
November 13, 2008