Form 10-K
period 2008-12-31
Venture Lending & Leasing V, Inc.
filed 2009-03-30
CIK 1376067

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2008

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

Yes __ No X

Indicate by check mark whether the registrant has (i) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days: Yes    X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated be reference in Part II of this Form 10-K or any amendment to this Form 10-K:  X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer _____

Accelerated filer _____

 Non-accelerated filer   X

Smaller reporting company _____

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes __ No X

As the registrant’s shares are not publicly-traded, the aggregate market value of the voting stock held by non-affiliates of the registrant cannot be determined.

The number of shares outstanding of each of the issuer’s classes of common stock, as of March 27, 2009 was 100,000.

Documents Incorporated by Reference

Document Description

10-K Part

Specifically Identified Portions of the Registrant’s Proxy Statement for the Annual Meeting

of Shareholders to be held May 13, 2009

III

PART I

ITEM 1.

BUSINESS.

Introduction.

Venture Lending & Leasing V, Inc. (the “Fund”) was incorporated in Maryland on August 21, 2006, as a non-diversified, closed-end management investment company electing status as a business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”).  The Fund is a wholly owned subsidiary of Venture Lending & Leasing V, LLC, a Delaware limited liability company (the “Company”).  The purpose of the Fund is to provide asset-based financing to venture-capital-backed companies, in the form of secured loans.  Additionally the Fund may provide debt financing to public and late-stage private companies.  Prior to commencing its operations on February 21, 2007, the Fund had no operations other than the sale of 100,000 shares of common stock, $0.001 par value to the Company for $25,000 in September 2006.  As of December 31, 2008, the Fund meets the requirements, including diversification requirements, to qualify as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986.

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

"Making available significant managerial assistance" is defined under the 1940 Act, in relevant part, as (i) an arrangement whereby the business development company, through its officers, directors, employees or general partners, offers to provide and, if accepted, does provide, significant guidance and counsel concerning the management, operations or business objectives of a portfolio company; or (ii) the exercise by a business development company of a controlling influence over the management or polices of the portfolio company by the business development company acting individually or as part of a group acting together which controls the portfolio company.  The officers of the Fund intend to offer to provide managerial assistance, including advice on equipment acquisition and financing, cash flow and expense management, general financing opportunities, acquisition opportunities and opportunities to access the public securities markets, to the great majority of companies to whom the Fund provides venture loans.  In some instances, directors of the Fund might serve on the Board of Directors or as officers of borrowers.

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

Investment Guidelines.  In selecting investments for the Fund's portfolio, Westech Investment Advisors Inc (the “Manager”) will endeavor to meet the investment guidelines established by the Fund's Board of Directors.  The Fund may, however, make investments that do not conform to one or more of these guidelines when deemed appropriate by the Manager.  Such investments might be made if the Manager believes that a failure to conform in one area is offset by exceptional strength in another or is compensated for by a higher yield, favorable warrant issuance or other attractive transaction terms or features.

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

Until February 21, 2011, the Fund may make loan commitments to reinvest the proceeds of matured, repaid or resold investments, net of required distributions to shareholders, principal payments on borrowings and expenses or other obligations of the Fund, in new loans.  Following that date, the Fund will begin to distribute to investors all proceeds received from principal payments and sales of investments, net of reserves and expenses, principal repayments on the Fund's borrowings, amounts required to fund financing commitments entered into before such date, and any amounts paid on exercise of warrants.  Distributions of such amounts are likely to cause annual distributions to exceed the earnings and profits of the Fund available for distribution, in which case such excess will be considered a tax free return of capital to a shareholder to the extent of the shareholder's adjusted basis in its shares and then as capital gain.  The Fund may borrow money to fund shareholder distributions, to the extent consistent with the 1940 Act and a prudent capital structure.

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

Long-Term Investment.  After the fourth anniversary following the first closing of the Company's offering of membership interests, the Fund will cease to make new equity investments as well as investments in venture loans (except pursuant to commitments made before the fourth anniversary following the first closing of the Company’s offering of membership interest) and will distribute to its shareholder all proceeds received from principal payments and sales of: (i) reserves and expenses; (ii) principal repayments on the Fund’s borrowings; (iii) amounts required to fund financing commitments entered into before such fourth anniversary; and (iv) any amounts paid on exercise of warrants or otherwise paid to protect the value of existing investments (including, for example, pay-to-play provisions and purchases of equity securities in “down rounds” to avoid dilution).  The Fund's Articles of Incorporation provide that, on December 31, 2015, the Fund automatically will be dissolved without any action by its shareholders  From and after such dissolution, the Fund's activities will be limited to the winding-up of its affairs, the liquidation of its remaining assets and the distribution of the net proceeds thereof to its shareholder.  Although the Fund generally would not make any loan with a stated maturity date later than December 31, 2015, it is possible that, due to a default by a borrower or a transaction restructuring due to a borrower's financial difficulties, such a loan may remain outstanding in whole or in part beyond its original maturity date.  Furthermore, the Fund may not be able to sell warrants it receives from borrowers, or the equity securities (including those received upon exercise of warrants or conversion of debt instruments or in connection with restructuring of a troubled loan), to the extent those investments were retained by the Fund and not distributed earlier to its shareholder, for a significant period of time due to legal or contractual restrictions on resale or the absence of a liquid secondary market.  As a result, the liquidation process might not be completed for a significant period after the Fund's dissolution.  In addition, it is possible that, if certain of the Fund's assets are not liquidated within a reasonable time after the Fund's dissolution, the Fund may elect to make a distribution in kind of all or part of such assets to its shareholders.  In such case, the shareholders would bear any expenses attendant to the liquidation of such assets.

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

Leverage.  The Fund borrows money from and issues debt securities to banks, insurance companies and other lenders to obtain additional funds to originate venture loans.  Under the 1940 Act, the Fund may not incur borrowings unless, immediately after the borrowing is incurred, such borrowings would have "Asset Coverage" of at least 200%.  "Asset Coverage" means the ratio which the value of the Fund's total assets, less all liabilities not represented by (i) the borrowings and (ii) any other liabilities constituting "senior securities" under the 1940 Act, bears to the aggregate amount of such borrowings and senior securities.  The practical effect of this limitation is to limit the Fund's borrowings and other senior securities to 50% of its total assets less its liabilities other than the borrowings and other senior securities.  The 1940 Act also requires that, if the Fund borrows money, provision be made to prohibit the declaration of any dividend or other distribution on the shares (other than a dividend payable in shares), or the repurchase by the Fund of shares, if, after payment of such dividend or repurchase of shares, the Asset Coverage of such borrowings would be below 200%.  If the Fund is unable to pay dividends or distributions in the amounts required under the Internal Revenue Code, it might not be able to qualify for the pass-through status as a RIC or, if qualified, to continue to so qualify.

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

Lenders have also required the Fund agree to loan covenants limiting the Fund’s ability to incur additional debt or otherwise limiting the Fund’s flexibility, and loan agreements provide for acceleration of the maturity of the indebtedness if certain financial tests are not met.  To minimize risks associated with lending money at fixed rates, the Fund enters into interest rate hedging transactions with respect to all or any portion of the Fund’s investments.  There can be no assurance that such interest rate hedging transactions will be available in forms acceptable to the Fund.  The variable interest rate that the Fund’s lenders charge cannot be perfectly hedged, and there may be a divergence between the interest rate obtained by the Fund on its interest rate hedging transactions and the interest rate charged to the Fund by its lenders.  In addition, entering into interest rate hedging transactions raises costs to the Fund.  Finally, it is possible that the Fund could incur losses from being “over-hedged” which would result if the loan that was hedged is repaid faster than expected.

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

Global Economic Risks.  The ability of the Fund to provide an acceptable return may be adversely affected by economic and business factors to which the U.S. marketplace is subject.  These factors, which generally are beyond the control of the Manager, include: general economic conditions, such as inflation and fluctuations in general business conditions; the impact of further terrorist attacks against the United States; the effects of strikes, labor disputes and foreign political unrest; and uncertainty of the recovery of the U.S. economy.

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

Illiquidity of Investments.  Substantially all of the Fund’s portfolio investments (other than short-term investments) consist of securities that, at the time of acquisition, are subject to restrictions on sale and for which no ready market will exist.  Restricted securities cannot be sold publicly without prior agreement with the issuer to register the securities under the Act 1933, or by selling such securities under Rule 144 or other provisions of the 1933 Act which permit only limited sales under specified conditions.  Venture loans and equity investments are privately negotiated transactions, and there is no established trading market in which such loans and equity investments can be sold.  Convertible and subordinated debt investments may also be privately negotiated transactions.  In the case of warrants or equity securities, the Fund generally will realize the value of such securities only if the issuer is able to make an initial public offering of its shares, or enters into a business combination with another company which purchases the Fund's warrants or equity securities or exchanges them for publicly-traded securities of the acquirer.  The feasibility of such transactions depends upon the entity's financial results as well as general economic and equity market conditions.  Furthermore, even if the restricted warrants or equity securities owned become publicly-traded, the Fund's ability to sell such securities may be limited by the lack (or limited nature) of a trading market for such securities.  When restricted securities are sold to the public, the Fund, under certain circumstances, may be deemed an "underwriter" or a controlling person with respect thereto for the purposes of the 1933 Act, and be subject to liabilities as such under that Act.

Because of the illiquidity of the Fund's investments, a substantial portion of its assets are carried at fair value as determined by the Manager in accordance with the Fund’s policy as approved by the Board of Directors.  This value will not necessarily reflect the value of the assets which may be realized upon a sale.

Non-Diversified Status.  The Fund is classified as a “non-diversified” investment company under the 1940 Act.  The Fund  qualifies as a RIC under the Internal Revenue Code and will thereafter seek to continually meet the diversification standards there-under.  Nevertheless, the Fund’s assets may be subject to a greater risk of loss than if its investments were more widely diversified.

Crisis in Financial Markets.  The ability of the Fund to provide an acceptable return may be adversely affected by economic factors to which the marketplace is subject.  Volatility and distribution in the global financial markets reached unprecedented levels during the second half of 2008.  The Fund’s estimates at fair value are based on the best information available to the Manager as of the date of valuation. The conditions are expected to continue at least through 2009. Restriction on the availability of financing as well as the current economic environment have resulted in a low volume of purchase and sale transactions, limiting the number of observable inputs available to management in making their estimates at fair value.  This market turmoil could have a material adverse effect on the Fund’s business and operations.  Subsequent to year end, the Fund put in place a revolving loan facility in an initial amount of up to $30,000,000.  The Fund has the option to request that the lenders providing such facility increase the borrowing availability thereunder to up to $230,000,000, however, the lenders are under no obligation to do so.  Market turmoil could impact the Fund’s ability to increase the size of the facility, should it seek to do so, thereby decreasing the Fund’s ability to utilize leverage to maximize the return it achieves on investments.

Market conditions could also adversely impact the ability of the Fund’s borrowers to meet their obligations to the Fund and the value of the Fund’s direct investments in companies.  Most of the companies in which the Fund invests have not achieved profitability and require substantial equity financing to satisfy their continuing growth and working capital requirements.  The economic downturn could decrease the demand for such borrower’s products and technology, thereby impairing such borrower’s financial condition and ability to raise additional equity financing from outside investors.  This could result in an increase in borrower defaults under their obligations to the Fund, or a decrease in the value of the Fund’s direct equity investments.  U.S. and global economic conditions could continue to deteriorate and remain weak for an extended period of time. Additionally, it is possible that the market for the Fund’s products could be adversely affected as a result of these market conditions.

CONFLICTS OF INTEREST

Transactions with Venture Lending & Leasing IV, Inc. (“Fund IV”).  The Manager also serves as investment manager for Fund IV, which is continuing to make new investments.  The Fund’s board of directors determined that so long as Fund IV has capital available to invest in loan transactions with final maturities earlier than December 31, 2012 (the date on which Fund IV will be dissolved), the Fund will invest in each portfolio company in which Fund IV invests (“Investments”).  The amount of each Investment was allocated 50% to the Fund and 50% to Fund IV so long as Fund IV has capital available to invest.  Since May  2008, Fund IV no longer is permitted to enter into new commitments to borrowers; however, Fund IV will be permitted to fund existing commitments.  While investing the Fund’s capital in the same companies in which Fund IV is also investing could provide the Fund with greater diversification and access to larger transactions, it could also result in a slower pace of investment than would be the case if the Fund were investing in companies by itself.

Although the Fund  and Fund IV intend to invest in the same companies in the manner described above, the Fund may, at any time, with the approval of its Board of Directors, (i) discontinue investing with Fund IV with respect to any or all future investments or (ii) choose to invest in different proportions with Fund IV than described above.  In addition, the Fund has no control over Fund IV, which is not required to invest with the Fund in any particular proportion or at all, and may choose to discontinue investing with the Fund or to invest in different proportions than described in the preceding paragraph.  In the event that Fund IV and the Fund invest other than in the pro rata manner described above (which can occur only with each Board of Directors approval), the Manager may have a conflict of interest in determining which of Fund IV and the Fund will invest in a particular company and, if both, in what proportions.  The Fund may also engage in loan transactions with, or make equity investments in, companies that are preexisting borrowers from Fund IV or its predecessor funds.

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

Effect of Borrowings.  During the first two years of the Fund’s investment operations, the Management Fee is calculated with reference to the committed equity capital of the Company, regardless of when or if all of such capital is called.  Thereafter, the Management Fee will be computed and paid quarterly, at an annual rate equal to the greater of: (i) 2.5% of the total value of the Fund’s assets (including amounts derived from borrowed funds) as of the last day of each such fiscal quarter, and (ii) the difference between 1.5% of the amount of committed equity capital (regardless of when or if such committed capital is called) and the Company management fee payable for such quarter.  If, however, the total value of the combined assets of the Company and the Fund (including, in each case, amounts derived from borrowed funds, but excluding the value of the Company’s investment in the Fund) does not exceed $25,000,000, the Management Fee will be calculated solely with reference to 2.5% of the total value of the assets of the Fund (including amounts derived from borrowed funds) as of the last day of each such fiscal quarter.  Therefore, decisions by the Manager to cause the Fund to borrow additional funds may increase the quarterly fees payable to the Manager.  The Fund’s overall borrowing limits, however, are set by the Fund’s Board of Directors in light of its fiduciary obligations.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Fund’s security holders during the last quarter of the year ended December 31, 2008.

PART II.

ITEM 5.

MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.

The Fund’s Common Stock is not listed on any securities exchange, and all holders of the Fund’s Common Stock are subject to agreements significantly restricting the transferability of their shares.

The number of holders of record of the Fund’s Common Stock at March 15, 2009 was 1.

The Fund has a policy of distributing securities as acquired.  The Fund values these securities at fair value at the time of acquisition in accordance with the Fund’s policy on valuation detailed in Note 2 to the financial statements.  In addition, some expenses of the Company may be paid by the Fund, and will be deemed as distributions to the Company.  The Fund has established a policy of declaring dividends on a quarterly basis to the extent that taxable income of the fund less applicable reserves exceeds warrant distributions and deemed distributions.  As of December 31, 2008, the Fund had distributed $8.77 million to date to its shareholder, of which $0 was in cash.

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

	For the Year Ended	For the Year Ended	For the Period Ended
	December 31, 2008	December 31, 2007	December 31, 2006*
Statement of Operations Data:
Investment income:
Interest on loans	$ 21,282,105	$ 5,334,634	$
Other interest and other income	446,879	613,222	-
Total investment income	21,728,984	5,947,856	-
Expenses:
Management fees	6,750,000	5,783,733	-
Interest expense	1,714,343	488,178	-
Banking and professional fees	1,479,097	368,121	-
Organizational costs	-	113,493	-
Other operating expenses	129,917	91,339	-
Total expenses	10,073,357	6,844,864	-
Net investment income (loss)	11,655,627	(897,008)
Net change in unrealized loss
from investment activities	(1,755,000)	-	-
Net realized and unrealized loss
from hedging activities	(488,337)	(458,320)	-
Net realized and unrealized loss
from investment and hedging activities	(2,243,337)	(458,320)
Net increase (decrease) in net assets
resulting from operations	$ 9,412,290	$ (1,355,328)	$ -

AMOUNTS PER COMMON SHARE:
Net increase (decrease) in net assets
resulting from operations	$ 94.12	$ (13.55)	$ -
Weighted Average Shares Outstanding	100,000	100,000	100,000
	As of Dec 31, 2008	As of Dec 31, 2007	As of Dec 31, 2006
Balance Sheet Data:
Loans	$ 170,594,873	$ 91,964,991	$ -
Net assets	$ 192,706,115	$ 57,076,432	$ 25,000
Borrowings under debt facility	$ -	$ 43,000,000	$ -

* Period from August 21, 2006 (inception) through December 31, 2006

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

The Fund is a financial services company providing financing and advisory services to a variety of carefully selected venture-backed companies throughout the United States with a focus on growth oriented companies.  The Fund’s portfolio is well diversified and consists of companies in the communications, information services, media, and technology, including software and technology-enabled business services, bio-technology, and medical devices industry sectors, among others.  The Fund’s capital is generally used by our portfolio companies to finance acquisitions of fixed assets and working capital.  On February 21, 2007, the Fund completed its first closing of capital, made its first investment, and became a non-diversified, closed-end investment company that elected to be treated as a business development company under the Investment Company Act of 1940.  The Fund anticipates electing to be treated for federal income tax purposes as a regulated investment company under the Internal Revenue Code with the filing of its federal corporate income tax return for 2008.  Pursuant to this election, the Fund generally will not have to pay corporate-level taxes on any income distributed to our shareholder as dividends, allowing the Fund to substantially reduce or eliminate its corporate-level tax liability.

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

CRITICAL ACCOUNTING POLICIES

The Manager has identified the most critical accounting estimates upon which the financial statements depend.  The Manager has determined the critical accounting estimates by considering accounting policies that involve the most complex or subjective decisions or assessments.  The two critical accounting policies  relate to the valuation of loans and treatment of non-accrual loans.

Performing loans and non-accrual loans are held at fair value as determined by management, in accordance with the valuation methods described in the valuation of loans section of footnote 2 to the financial statements (Summary of Significant Accounting Policies). Critical factors in determining the fair value of a loan include payment history, collateral position, financial strength of borrower, prospects for future equity rounds, likelihood of sale or acquisition of the borrower, and length of expected holding period of the loan.  The actual value of the loans may differ from management’s estimates, which would affect net income as well as assets.

Results of Operations – For the years ended December 31, 2008, 2007 and 2006

Prior to commencing its operations on February 21, 2007, the Fund had no operations other than the sale of 100,000 shares to the Company for $25,000 in September, 2006.  Thus, there will be limited information regarding operations for that year.

Total investment income for the years ended December 31, 2008 and 2007 was $21.7 million and $5.9 million, respectively, of which $21.3 million and $5.3 million consisted of interest on venture loans outstanding.  Remaining income consisted of interest and dividends on the temporary investment of cash, pending investment in venture loans or payment of the Fund’s expenses and income from the forfeiture of deposits from prospective borrowers as well as income from securities received from borrowers with commitments that expired unfunded as well as late fees.  The increase in the investment income is primarily a result of the increased loan base on which interest is charged. Performing loans increased from $92.0 million as of December 31, 2007 to $167.5 million as of December 31, 2008.  The average outstanding loans calculated on a monthly basis rose from $41.2 million for 2007 to $138.3 million for 2008. The average interest rate on performing loans increased from 14.11% for the year ended December 31, 2007 to 15.39% for year ended 2008.

Expenses for the years ended December 31, 2008 and 2007 was $10.1 million and $6.8 million, respectively.  Management fees are calculated based on the Company’s committed capital for the first two years of the Fund’s life and thereafter as a percentage of Fund assets.  Management fees for the Fund were $6.8 million and $5.8 million for the years ended December 31, 2008 and 2007, respectively.  The increase in management fees was due to the fact that the operation commenced in late February 2007 and therefore the management fee was prorated according to the number of days in the first quarter of 2007. Interest expense was $1.7 million and $0.5 million for the years ended December 31, 2008 and 2007.  Borrowings under the debt facility were $0 million and $43.0 million as of December 31, 2008 and 2007.  On August 22, 2008, the Fund fully paid off all of its borrowings under the debt facility because the Fund was unable to reach an agreement with its lenders to renew the facility after being informed of their intention to increase the interest rate on the facility and not renew for a full term. Therefore, as of December 31, 2008, the Fund had no debt.  Additionally, the average interest rates were 5.6 % and 6.1% for the years ended December 31, 2008 and 2007.  See the discussion under the Risk Factor entitled “Leverage” for information about the interest rate hedging transactions entered into by the Fund to attempt to limit risks associated with borrowing at variable rates but lending at fixed rates.  Banking and professional fees were $1.5 million and $0.4 million for the years ended December 31, 2008 and 2007. Because the Fund had fully paid off all of its borrowings in the third quarter of 2008, the remaining legal and banking related costs associated with the facility were written off during 2008 and this is the primary cause of the increased professional and legal fees. Other operating expenses were $0.1 million and $0.1 million for the years ended December 31, 2008 and 2007.  These expenses included director fees, custody fee, tax fees, and other expenses related to the operation of the Fund.  Other operating expenses rose slightly from 2005 to 2006 as various expenses increased with the size of the fund but remained relatively stable from 2007 to 2008.

Net change in unrealized loss from investment activities was $(1.8) million and $0 for the years ended December 31, 2008 and 2007, respectively.  The unrealized loss consists of fair market value adjustment taken against loans.  There was no fair market value adjustment made in 2007.

The net realized and unrealized loss from hedging activities was $(0.5) million and $(0.5) million for the years ended December 31, 2008 and 2007, respectively. The realized and unrealized from hedging activities include the net interest received or paid on the interest rate swap transactions beginning with the quarter ended September 30, 2008.

Net increase (decrease) in net assets resulting from operations for the years ended December 31, 2008 and 2007 was $9.4 million and $(1.4) million.  On a per share basis, for the years ended December 31, 2008 and 2007, there was a net increase (decrease) in net assets resulting from operations of $94.12 and $(13.55), respectively.

Liquidity and Capital Resources -- December 31, 2008 and 2007

The Fund is owned entirely by the Company.  The Company is expected, but not required, to make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances.  As of December 31, 2008 and 2007 the Company had received subscriptions for capital in the amount of $270.0 million, of which $202.5 million and $67.5 million had been called and received respectively.  As of December 31, 2008 and 2007, $67.5 million and $202.5 million of capital remains uncalled, respectively.  The remaining $67.5 million in committed capital as of December 31, 2008 is due to expire in February 2012 as the five year anniversary will have passed, at which time no further capital can be called.

On August 26, 2008, the Fund paid approximately $0.8 million in order to terminate its swap agreement in connection with the repayment of borrowings under the fund’s debt facility (see Note 4 to financial statement). This amount has been recorded in realized and unrealized gain (loss) from hedging activities.

On February 20, 2009, the Fund entered into agreements with Union Bank, N.A. that established a secured revolving loan facility in an initial amount of up to $30,000,000.  The Fund has the option to request that lenders providing such facility increase the borrowing availability thereunder to no more than $230,000,000 in the aggregate, as commitments may be obtained, however, the lenders are under no obligation to do so.  Additional fees would be required to be paid in order to upsize the facility. Borrowings by the Fund will be collateralized by the personal property and other assets of the Fund.  Loans under the facility may be, at the option of the Fund, either Reference Rate loans or LIBOR loans.  The Fund will pay interest on its borrowings and will also pay a fee on the unused portion of the facility.  The facility will terminate on February 18, 2011, but can be accelerated under an event of default such as failure by the Fund to make timely interest or principal payments.  There have yet to be any draws against this direct financial obligation of the Fund.

As of December 31, 2008 and 2007, 11.3% and 8.5%, respectively of the Fund’s assets consisted of cash and cash equivalents. The Fund invested its assets in venture loans during 2008 and 2007.  Amounts disbursed under the Fund’s loan commitments was $133.0 million for the year ended December 31, 2008.  Net loan amounts outstanding after amortization and valuation adjustment were  approximately $170.6 million as of December 31, 2008.  Unexpired unfunded commitments as of December 31, 2008 were approximately $29.0 million.

Year Ended	Cumulative Amount Disbursed	Principal Amortization	Balance Outstanding	Unexpired Unfunded Commitments
December 31, 2008	$234.1 million	$63.5 million	$170.6 million	$29.0 million
December 31, 2007	$101.1 million	$9.1 million	$92.0 million	$60.2 million

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

The Fund's sensitivity to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of assets and liabilities.  The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates.  Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net increase in net assets resulting from operations by less than 1% for the year ended December 31, 2008.

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

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Quarterly Results

This information has been derived from unaudited financial statements that, in the opinion of management, include all normal recurring adjustments necessary for a fair presentation of such information.  The operating results for any quarter are not necessarily indicative of results for any future year.  The format of the statements have been modified, thus certain numbers have been combined in order to fit the format of the statements.  Prior to commencing its operations on February 21, 2007, the Fund had no other operations other than the sale to the Venture Lending & Leasing V, LLC of 100,000 shares of common stock, $0.001 par value for $25,000 in September 2006.  This issuance of stock was a requirement to apply for a finance lender’s license from the California Commissioner of Corporations.

December 31, 2008 (Unaudited)

Quarterly Information for the Three Months Ended

	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Investment Income:
Interest on loans	$ 3,682,304	$ 4,595,262	$ 6,010,991	$ 6,993,548
Other interest and other income	167,485	98,797	153,173	27,424
Total investment income	3,849,789	4,694,059	6,164,164	7,020,972
Expenses:
Management fees	1,687,500	1,687,500	1,687,500	1,687,500
Interest expense	563,651	680,105	342,034	128,553
Banking and professional fees	175,491	862,851	511,017	(70,262)
Organizational costs	-	-	-	-
Other operating expenses	17,439	36,435	30,176	45,867
Total expenses	2,444,081	3,266,891	2,570,727	1,791,658
Net investment income	1,405,708	1,427,168	3,593,437	5,229,314
Net realized and unrealized gain (loss)
from hedging activities	(738,132)	501,904	(252,109)	-
Net change in unrealized loss from
investment activities	-	-	(750,000)	(1,005,000)
Net realized and unrealized gain (loss)
from investment and hedging activities	(738,132)	501,904	(1,002,109)	(1,005,000)
Net increase in net assets
resulting from operations	$ 667,576	$ 1,929,072	$ 2,591,328	$ 4,224,314
Amount per common share:
Net increase in net assets
resulting from operations	$ 6.68	$ 19.29	$ 25.91	$ 42.24
Weighted average shares outstanding	100,000	100,000	100,000	100,000

December 31, 2007 (Unaudited)

	Quarterly Information for the Three Months Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Investment Income:
Interest on loans	$ 129,008	$ 750,440	$ 1,673,805	$ 2,781,381
Other interest and other income	120,526	208,465	190,064	94,167
Total investment income	249,534	958,905	1,863,869	2,875,548
Expenses:
Management fees	721,233	1,687,500	1,687,500	1,687,500
Interest expense	-	-	48,318	439,860
Banking and professional fees	69,206	49,865	114,519	134,531
Organizational costs	113,493
Other operating expenses	15,775	18,492	28,519	28,553

Total expenses	919,707	1,755,857	1,878,856	2,290,444
Net investment income (loss)	(670,173)	(796,952)	(14,987)	585,104
Net change in unrealized loss
from investment and hedging activities	-	-	(44,635)	(413,685)
Net increase (decrease) in net assets	$ (670,173)	$ (796,952)	$ (59,622)	$ 171,419
resulting from operations
Amount per common share:
Net increase (decrease) in net assets
resulting from operations	$ (6.70)	$ (7.97)	$ (0.60)	$ 1.71
Weighted average shares outstanding	100,000	100,000	100,000	100,000

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES.

See response to Item 9A(T).

ITEM 9A(T).  CONTROLS AND PROCEDURES.

At the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Fund’s disclosure controls and procedures were effective in ensuring that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and in providing reasonable assurance that information required to be disclosed by the Fund in such reports is accumulated and communicated to the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

There have not been any changes in the Fund’s internal control over financial reporting identified in connection with Management’s Report that occurred during the Fund’s fourth fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

This annual report does not include an attestation report of the Fund’s registered public accounting firm regarding internal control over financial reporting.  Management’s report is not subject to attestation by the Fund’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Fund to provide only management’s report in this annual report.

This report of management on internal control over financial reporting shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

Changes in Internal Controls

There were no significant changes in the Fund's internal controls or in other factors that could significantly affect these controls during the fiscal year ended December 31, 2008.

ITEM 9.B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following are the executive officers of the Fund.  All officers serve at the pleasure of the Fund’s Board.

Name and Position With Fund	Age	Occupation During Past Five Years
Ronald W. Swenson, Chairman, Director and Chief Executive Officer	64	Chairman, CEO, Director, and other positions for Westech Investment Advisors since 1994.
Maurice C. Werdegar, President, Director	44	President, Director, and other positions for Westech Investment Advisors since 2001
Jay L. Cohan, Vice President, Assistant Secretary	44	Vice President, Assistant Secretary and other positions for Westech Investment Advisors since 1999
Martin D. Eng, Vice President, CFO, Treasurer, and Secretary	57	Vice President, CFO, Treasurer and Secretary for Westech Investment Advisors since 2005. VP and Corporate Treasurer, PeopleSoft, Inc 2004-2005. Assistant Treasurer, CNF Inc. 1998-2004.
David R. Wanek, Vice President	36	Vice President and other positions for Westech Investment Advisors since 2001

The information required by this item concerning the directors of the Fund and Section 16(a) compliance is contained in the Fund’s Proxy Statement filed in connection with the Annual Meeting of Shareholders to be held on May 13, 2009 (“Proxy Statement”) under the captions “Proposal 1 -- To Elect Seven Directors of the Fund” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

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

(a)

1.

Index to Financial Statements and Financial Statement Schedules

Report of Independent Registered Public Accounting Firm

Statements of Assets and Liabilities as of December 31, 2008 and 2007

Statements of Operations for the Year ended December 31, 2008, December 31, 2007, and the Period from August 21, 2006 (inception) through December 31, 2006

Statements of Changes in Net Assets for the Year ended December 31, 2008, December 31, 2007 and the Period from August 21, 2006 (inception) through December 31, 2006

Statements of Cash Flows for the Year ended December 31, 2008, December 31, 2007 and the Period from August 21, 2006 (inception) through December 31, 2006

Notes to Financial Statements

Financial Statement Schedules for the year ended December 31, 2008, December 31, 2007 and the period from August 21, 2006 (inception) through December 31, 2006 included in Item 15(a):

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

3(ii)

Amended and Restated Bylaws of the Fund, as amended as of October 23, 2008, incorporated by reference to the Fund’s quarterly report on Form 10-Q for the period ended September 30, 2008.

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

31.1 – 32.2

Certifications pursuant to The Sarbanes-Oxley Act of 2002

Note:

The form of the Fund’s Intercreditor Agreement was attached to the Fund’s Registration Statement on Form 10 for information purposes and is not being incorporated by reference herein since it is entered into in the ordinary course of the Fund’s business.

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

Date:   March 30, 2009

Date:     March 30, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME

TITLE

DATE

By:

/S/ Bernard J. Angelo

Director

March 30, 2009

Bernard J. Angelo

By:

/S/ John Glynn

Director

March 30, 2009

John Glynn

By:

/S/ Michael G. McCaffery

Director

March 30, 2009

Michael G. McCaffery

By:

/S/ Roger V. Smith

Director

March 30, 2009

Roger V. Smith

By:

/S/ Ronald W. Swenson

CEO & Director

March 30, 2009

Ronald W. Swenson

By:

/S/ George Von Gehr

Director

March 30, 2009

George Von Gehr

By:

/S/ Maurice C. Werdegar

President & Director

March 30, 2009

Maurice C. Werdegar

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

Venture Lending & Leasing V, Inc.

San Jose, California:

We have audited the accompanying statements of assets and liabilities of Venture Lending & Leasing V, Inc. (the "Fund"), as of December 31, 2008 and 2007, and the related statements of operations, changes in net assets and cash flows, for the year ended December 31, 2008 and for the period August 21, 2006 (inception) through December 31, 2007. These financial statements are the responsibility of the Fund's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  Our procedures included confirmation of loans owned as of December 31, 2008, by correspondence with the borrowers or by other appropriate auditing procedures where replies from borrowers were not received. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Venture Lending & Leasing V, Inc. as of December 31, 2008 and 2007, and the results of its operations, its cash flows, and changes in its net assets for the year ended December 31, 2008 and for the period August 21, 2006 (inception) through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the financial statements include investments valued at $170,594,873 (88% of total assets) and $91,964,991 (89% of total assets) as of December 31, 2008 and 2007, respectively, whose fair values have been estimated by management in the absence of readily determinable fair values.  Also discussed in Note 2 is the information used by the Fund’s management in making these estimates.

/S/ Deloitte & Touche LLP

March 25, 2009
San Francisco, California

VENTURE LENDING & LEASING V, INC.

Statements of Assets and Liabilities

As of December 31, 2008 and 2007

	December 31, 2008	December 31, 2007
ASSETS
Loans, at estimated fair value
(Cost of $172,349,873 and $91,964,991)	$ 170,594,873	$ 91,964,991
Cash and cash equivalents	21,972,037	8,838,310
Other assets	2,319,597	2,281,685

Total assets	194,886,507	103,084,986

LIABILITIES
Borrowings under debt facility	-	43,000,000
Accrued management fees	1,687,500	1,687,500
Accounts payable and other accrued liabilities	492,892	1,321,054

Total liabilities	2,180,392	46,008,554

NET ASSETS	$ 192,706,115	$ 57,076,432

Analysis of Net Assets:

Capital paid in on shares of capital stock	$ 193,525,000	$ 62,025,000
Return of capital distributions	(3,593,240)	(3,593,240)
Distributable Income (Accumulated deficit)	2,774,355	(1,355,328)
Net assets (equivalent to $1,927.06 and $570.76 per share based on
100,000 shares of capital stock outstanding - See Note 7)	$ 192,706,115	$ 57,076,432

See notes to financial statements.

VENTURE LENDING & LEASING V, INC.

Statements of Operations

For the Periods Ended December 31, 2008, 2007 and 2006

	For the Year Ended	For the Year Ended	For the Period Ended
	December 31, 2008	December 31, 2007	December 31, 2006*

INVESTMENT INCOME:
Interest on loans	$ 21,282,105	$ 5,334,634	$ -
Other interest and other income	446,879	613,222	-
Total investment income	21,728,984	5,947,856	-

EXPENSES:
Management fees	6,750,000	5,783,733	-
Interest expense	1,714,343	488,178	-
Banking and professional fees	1,479,097	368,121	-
Organizational costs	-	113,493	-
Other operating expenses	129,917	91,339	-
Total expenses	10,073,357	6,844,864	-
Net investment income (loss)	11,655,627	(897,008)	-

Net change in unrealized loss from
investment activities	(1,755,000)
Net realized and unrealized loss from
hedging activities	(488,337)	(458,320)	-
Net realized and unrealized loss from
investment and hedging activities	(2,243,337)	(458,320)	-

Net increase (decrease) in net assets
resulting from operations	$ 9,412,290	$ (1,355,328)	$ -
Net increase (decrease) in net assets
resulting from operations per share	$ 94.12	$ (13.55)	$ -
Weighted average shares outstanding	100,000	100,000	100,000

* Period from August 21, 2006 (inception) through December 31, 2006

See notes to financial statements.

VENTURE LENDING & LEASING V, INC.

Statement of Changes in Net Assets

For the Periods Ended December 31, 2008, 2007 and 2006

	For the Year Ended	For the Year Ended	For the Period Ended
	December 31, 2008	December 31, 2007	December 31, 2006*

Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$ 11,655,627	$ (897,008)	$ -
Net change in unrealized loss from
investment activities	(1,755,000)	-	-
Net realized and unrealized loss from
hedging activities	(488,337)	(458,320)	-

Net increase (decrease) in net assets
resulting from operations	9,412,290	(1,355,328)	-

Distributions of income to shareholder	(5,282,607)	-	-
Return of capital to shareholder	-	(3,593,240)	-
Capital share transactions	131,500,000	62,000,000	25,000
Total increase	135,629,683	57,051,432	25,000

Net assets
Beginning of year	57,076,432	25,000	-

End of year	$ 192,706,115	$ 57,076,432	$ 25,000

* Period from August 21, 2006 (inception) through December 31, 2006

See notes to financial statements.

VENTURE LENDING & LEASING V, INC.

Statements of Cash Flows

For the Periods Ended December 31, 2008, 2007 and 2006

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007	For the Period Ended December 31, 2006*
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets
resulting from operations	$ 9,412,290	$ (1,355,328)	$ -
Adjustments to reconcile net increase (decrease) in
net assets resulting from operations to net cash
provided by (used in) operating activities:
Net change in unrealized loss from
investment and hedging activities	1,296,680	458,320	-
Amortization of deferred costs
related to borrowing facility	1,056,811	76,357	-
Net increase in other assets	(1,094,723)	(1,224,874)	-
Net increase (decrease) in accounts payable, other
accrued liabilities, and accrued management fees	(369,842)	2,550,234	-
Origination of loans	(132,990,081)	(101,105,908)	-
Principal payments on loans	51,908,770	9,140,917	-
Acquisition of equity securities	(4,586,178)	(3,483,240)	25,000
Net cash proviced by (used in)
operating activities	(75,366,273)	(94,943,522)	25,000
CASH FLOWS FROM FINANCING ACTIVITIES:
Deemed distribution to shareholder	-	(110,000)	-
Payment of bank facility fees and costs	-	(1,133,168)	-
Borrowings under debt facility	30,400,000	43,000,000	-
Payment of bank debt facility	(73,400,000)	-
Contributions from shareholder	131,500,000	62,000,000	-
Net cash provided by financing activities	88,500,000	103,756,832	-
Net increase in cash and cash equivalents	13,133,727	8,813,310	25,000
CASH AND CASH EQUIVALENTS:
Beginning of year	8,838,310	25,000	-
End of year	$ 21,972,037	$ 8,838,310	$ 25,000
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE YEAR FOR:
Interest	$ 1,910,871	$ 291,650	$ -
NON-CASH ACTIVITIES:
Receipt of equity securities as repayment of loan	$ 696,429	$ -	$ -
Distributions of equity securities to shareholder	$ 5,282,607	$ 3,483,240	$ -
			.
* Period from August 21, 2006 (inception) through December 31, 2006

See notes to financial statements

VENTURE LENDING & LEASING V, INC.

Notes to Financial Statements for the Year Ended December 31, 2008 and 2007

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

Valuation Procedures

The Fund accounts for loans at fair value in accordance with the “Valuation Methods” below.  All valuations are determined under the direction of Westech Investment Advisors (“ Manager” or “Management”), in accordance with this Policy.

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

Valuation Methods

At  December 31, 2008 and 2007, the financial statements include nonmarketable investments ($170,594,873 and $91,964,991 or approximately 88% and 89% of the total assets) with fair values determined by the Manager in the absence of readily determinable market values.  Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.  Below is the information used by the Manager in making these estimates.

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

Debt securities held as Short-term Investments are valued based on current bid quotations of recognized dealers or, when market quotations are not readily available, based on appraisals received from a pricing service using a computerized matrix system, or based upon appraisals derived from information concerning the securities or similar securities received from recognized dealers in the securities.  Notwithstanding the foregoing, debt securities with remaining maturities of ninety (90) days or fewer generally are valued by amortizing the difference between their last available fair value and their par value, provided such amount is not materially different from quoted price.  As of December 31, 2008 and 2007, the Fund held no short-term investments.

Warrants and Stock

Warrants and stock that are received in connection with loan transactions generally will be assigned a fair value at the time of acquisition. These securities are then distributed by the Fund to the Company at the assigned value. Warrants are valued based on a modified Black-Scholes option pricing model which takes into account underlying stock value, expected term, volatility, risk-free interest rate, among other factors.  Warrants are typically distributed immediately upon receipt to the Company.

Nonaccrual Loans

The Fund’s policy is to place a loan on nonaccrual status when the loan stops performing and management deems that it is unlikely that the loan will return to performing status.  When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed for the quarter in which the loan was placed on nonaccrual status.  Any uncollected interest related to quarters prior to when the loan was placed on nonaccrual status is added to the principal balance, and the aggregate balance of the principal and interest is evaluated in accordance with the policy for valuation of loans. Interest received by the Fund on non accrual loans will be recorded on a cash basis.

As of December 31, 2008, loans with a cost basis and fair value of $4.8 million and $3.1 million have been classified as nonaccrual. As of December 31, 2007, no loans have been classified as nonaccrual.

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

Interest Rate Swap

The Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. For investment companies such as the Fund, SFAS 133 requires that changes in the derivative’s fair value be recognized currently in earnings.

The Fund entered into an interest rate swap agreement to hedge its interest rate on its borrowings under its debt facility. Unrealized gains and losses from hedging activities have been separately reported from unrealized gains and losses from investment activities and are included in net realized and unrealized gain (loss) from hedging activities in these financial statements.  Also included in realized and unrealized gain (loss) from hedging activities is the net interest received or paid on the interest rate swap transactions beginning with the quarter ended September 30, 2008 (amounts were previously included in interest expense and were not considered material). The fair value of the interest rate swap is recorded in other liabilities.

On August 26, 2008, the Fund paid approximately $0.8 million in order to terminate its swap agreement in connection with the repayment of borrowings under the fund’s debt facility (see Note 5). This amount has been recorded in realized and unrealized gain (loss) from hedging activities.

Credit Risks

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

Emerging Company Risks

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

Crisis in Financial Markets

The ability of the Fund to provide an acceptable return may be adversely affected by economic factors to which the marketplace is subject.  Volatility and distribution in the global financial markets reached unprecedented levels during the second half of 2008.  The Fund’s estimates at fair value are based on the best information available to the Manager as of the date of valuation. The conditions are expected to continue at least through 2009. Restriction on the availability of financing as well as the current economic environment have resulted in a low volume of purchase and sale transactions, limiting the number of observable inputs available to management in making their estimates at fair value.  This market turmoil could have a material adverse effect on the Fund’s business and operations.  The Fund has a revolving loan facility in an initial amount of up to $30,000,000.  The Fund has the option to request that the lenders providing such facility increase the borrowing availability thereunder to up to $230,000,000, however, the lenders are under no obligation to do so.  Market turmoil could impact the Fund’s ability to increase the size of the facility, should it seek to do so, thereby decreasing the Fund’s ability to utilize leverage to maximize the return it achieves on investments.

Market conditions could also adversely impact the ability of the Fund’s borrowers to meet their obligations to the Fund and the value of the Fund’s direct investments in companies.  Most of the companies in which the Fund invests have not achieved profitability and require substantial equity financing to satisfy their continuing growth and working capital requirements.  The economic downturn could decrease the demand for such borrower’s products and technology, thereby impairing such borrower’s financial condition and ability to raise additional equity financing from outside investors.  This could result in an increase in borrower defaults under their obligations to the Fund, or a decrease in the value of the Fund’s direct equity investments.  U.S. and global economic conditions could continue to deteriorate and remain weak for an extended period of time. Additionally, it is possible that the market for the Fund’s products could be adversely affected as a result of these market conditions.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which is effective for fiscal years beginning January 1, 2008.  This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements. The Fund has adopted SFAS 157 as of January 1, 2008, and has provided additional disclosure in Note 3 related to this statement.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits companies to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value.  Entities choosing the fair value option would be required to recognize subsequent changes in the fair value of those instruments and other items directly in earnings.  This standard also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 is effective beginning the first fiscal year that begins after November 15, 2007.  The Fund has adopted SFAS 159 as of January 1, 2008. However, the Fund did not elect the fair value option for any eligible items.

               In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS 133” (“SFAS 161”). SFAS No. 161 requires entities with derivative instruments to provide enhanced disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivative instruments, and disclosures about credit risk related contingent features in derivative agreements. The required information is intended to provide financial statement users an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) and how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows.  It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  This statement becomes effective for the Fund in the second quarter of fiscal 2009.  The Fund does not expect that the adoption of this statement will have a material effect on its financial statements. The Fund is currently evaluating impact of the enhanced disclosure requirements of SFAS No. 161 on its financial statements.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (“SFAS 162”). The Statement identifies the sources of accounting principles and establishes a hierarchy for selecting those principles to prepare financial statements in accordance with U.S. GAAP. The Statement is effective 60 days following the SEC's approval of the Public Fund Accounting Oversight Board (PCAOB) amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles."  The Fund is currently evaluating the impact of SFAS 162, but does not expect the adoption of the pronouncement will have a material impact on its financial position, results of operation, or cash flows.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“SFAS 157-3”). The FSP provides guidance clarifying how SFAS No. 157 should be applied when valuing securities in markets that are not active. The guidance states that significant judgment is required in valuing financial assets and clarifies how management’s internal assumptions should be considered when relevant observable data does not exist, how observable market information in a market that is not active should be considered when measuring fair value, and how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value. The FSP is effective upon issuance and includes financial statements for the period ending and as of September 30, 2008.  The Company has adopted SFAS 157-3 as of September 30, 2008, and has provided additional disclosure in Note 3 related to this statement.

Tax Status

As long as the Fund qualifies as a Regulated Investment Company (“RIC”), it will not pay any federal or state corporate income tax on income that is distributed to its shareholder (pass-through status).  Should the Fund not qualify as a RIC or lose its RIC status, it could be taxed as an ordinary corporation on its taxable income for that year (even if that income is distributed to its shareholder), and all distributions out of its earnings and profits will be taxable to its shareholder as ordinary income.  As of December 31, 2008, the Fund had no uncertain tax positions.

The Fund's tax years open to examination by major jurisdictions are 2004 and forward.

3.

 SUMMARY OF INVESTMENTS

Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working capital up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment.  As of December 31, 2008, the Fund's investments in loans are primarily to companies based within the United States and are diversified among borrowers in the industries shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below.  (The sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).

Effective January 1, 2008, the Fund adopted SFAS 157, which defined fair value, established a framework for measuring fair value and expanded disclosures about fair value measurements. SFAS 157 defined fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumed the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale.

Loan balances are summarized by borrower.  Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded.  Each loan drawn under a commitment has a different maturity date and amount.  For the year ended December 31, 2008 and 2007 the weighted average interest rate on performing loans was 15.39% and 14.11%, respectively.  Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including volatility, early payoffs, and recovery of interest from non-performing assets.

Loans as of December 31, 2008 are in non-affiliates and consist of the following (industry classifications are unaudited):

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 12/31/08	12/31/08	Maturity Date

Biotechnology
Acumen Pharmaceuticals		$416,309	$416,309	8/1/10
Bioabsorbable Therapeutics		988,657	988,657	*
Lightspeed Genomics		267,043	267,043	6/1/11
SanBio		1,859,376	1,859,376	10/1/10
Trellis Bioscience		560,046	560,046	12/1/10
Subtotal:	2.1%	$4,091,431	$4,091,431

Carrier Networking
Asoka USA Corporation		$546,096	$546,096	3/1/10
Gravix Energy		121,702	121,702	4/1/11
Kodiak Networks		711,785	711,785	4/1/10
OpVista		1,774,018	1,774,018	5/1/10
Wavebender		345,666	345,666	9/1/10
Subtotal:	1.8%	$3,499,267	$3,499,267

Computers & Storage
CloudShield		$2,341,019	$2,341,019	4/1/11
D-Wave Systems		231,049	231,049	7/1/10
Gear Six, Inc.		586,852	586,852	7/1/10
Ncomputing		906,331	906,331	9/1/10
Vidyo		1,655,042	1,655,042	10/1/10
Subtotal:	3.0%	$5,720,293	$5,720,293

Enterprise Networking
Envivio		$2,809,673	$2,809,673	1/1/11
GridNetworks		964,148	964,148	6/1/11
PacketMotion		1,292,288	1,292,288	3/1/11
Vyatta		1,214,315	1,214,315	2/1/11
Subtotal:	3.3%	$6,280,424	$6,280,424

Internet
Aggregate Knowledge		$772,387	$772,387	12/1/11
Arcadia Entertainment		309,508	309,508	8/1/11
Blekko		448,609	448,609	12/1/11
BuzzLogic		887,555	887,555	8/1/11
Collarity		911,221	911,221	5/1/11
Cuil		4,717,519	4,717,519	12/1/12
Delve Networks		480,435	480,435	7/1/11
Donnerwood Media		583,387	583,387	5/1/11

EForce Media		780,436	1,530,436	*
Flock		611,751	611,751	5/1/10
Genius		230,417	230,417	8/1/10
iGroup Network		124,838	124,838	8/1/10
Inigral		141,574	141,574	8/1/11
Insider Guides		2,100,671	2,100,671	11/1/11
Like.com		1,443,074	1,443,074	7/1/11
Loomia		478,763	478,763	12/1/11
Multiply		863,958	863,958	9/1/11
NetBase Solutions		511,342	511,342	9/1/11
Philotic		163,269	163,269	7/1/11
Popjax		397,400	397,400	12/1/10
ProQuo		1,604,513	1,604,513	12/1/11
QuantCast		2,272,473	2,272,473	12/1/11
Radar Networks		604,757	604,757	10/1/10
Return Path Holdings		579,620	579,620	12/1/10
RPM Communications		482,272	482,272	12/1/10
Sharpcast		274,759	274,759	8/1/10
TheFind		1,140,560	1,140,560	12/1/11
ThisNext		696,777	696,777	5/1/11
uStream.TV		167,964	167,964	10/1/10
YOUKU.COM		4,065,328	4,065,328	12/1/11
Subtotal:	15.0%	$28,847,137	$29,597,137

Medical Devices
Accuri Cytometers		$719,964	$719,964	9/1/10
AirXpanders		568,885	568,885	9/1/11
Ample Medical		182,100	182,100	12/1/10
Biomerix		1,440,309	1,440,309	12/1/11
Broncus Technologies		4,776,006	4,776,006	8/1/11
CyberHeart		1,446,125	1,446,125	8/1/11
Emphasys Medical		5,798,638	5,798,638	1/1/11
EnteroMedics		4,741,481	4,741,481	12/1/11
Evera Medical		652,304	652,304	3/1/11
HandyLab		1,891,377	1,891,377	12/1/10
iBalance Medical		1,130,235	1,130,235	9/1/10
Intellidx		1,821,166	1,821,166	4/1/11
Nellix		6,178,619	6,178,619	12/1/11
NeoGuide Systems		1,668,873	1,668,873	7/1/10
Percutaneous Systems		336,520	336,520	9/1/09
Softscope Medical Technologies		441,834	441,834	6/1/11
Varix Medical		272,577	272,577	4/1/11
VasoNova		296,167	296,167	6/1/11
Subtotal:	17.8%	$34,363,180	$34,363,180

Other Healthcare

Advanced ICU Care		$257,271	$257,271	10/1/10
Nanosphere		4,040,565	4,040,565	8/1/10
Skylight Healthcare Systems		3,920,000	3,920,000	10/1/11
Subtotal:	4.3%	$8,217,836	$8,217,836

Other Technology
EoPlex		$874,681	$874,681	6/1/11
Integrity Block		123,197	123,197	12/1/11
ORYXE Energy International		868,850	868,850	5/1/10
Sezmi Corporation		2,447,672	2,447,672	5/1/11
Solaria		4,319,935	4,319,935	3/1/11
Sub-One		622,595	622,595	12/1/11
Triformix		66,758	66,758	3/1/09
Subtotal:	4.8%	$9,323,688	$9,323,688

Security
Dragnet Solutions		$898,618	$898,618	6/1/11
Guardian Analytics		999,191	999,191	8/1/11
Nevis Networks		177,023	357,023	*
TrustedID		935,522	935,522	6/1/11
Subtotal:	1.6%	$3,010,354	$3,190,354

Semiconductors & Equipment
Alereon		$1,230,053	$1,230,053	7/1/10
Azuro		1,917,330	1,917,330	9/1/11
Bitwave Semiconductor		463,960	463,960	12/1/09
Cswitch		603,107	603,107	6/1/10
Discera		408,041	408,041	1/1/11
InSilica		1,239,094	1,239,094	7/1/10
Integrated Materials		949,757	949,757	3/1/10
Intelleflex		1,368,950	1,368,950	4/1/11
InvenSense		622,027	622,027	1/1/11
LV Sensors		2,525,455	2,525,455	6/1/11
Netxen		434,524	434,524	10/1/10
Revera		824,875	824,875	2/1/11
SiPort		1,419,627	1,419,627	7/1/11
Teknovus		1,877,846	1,877,846	9/1/11
Tela Innovations		802,908	802,908	7/1/11
Zenverge		372,747	372,747	3/1/11
Subtotal:	8.9%	$17,060,301	$17,060,301

Software
Anchor Intelligence		$957,600	$957,600	12/1/11
Athena Design Systems		118,491	118,491	*
Berkeley Design Automation		1,195,112	1,195,112	4/1/11
BlueRoads		287,125	862,125	*

Canopy Financial		1,576,989	1,576,989	7/1/11
Cloudmark		2,034,718	2,034,718	12/1/11
Coghead		729,763	979,763	*
DemandBase		566,045	566,045	11/1/10
Enkata Technologies		140,433	140,433	4/1/10
Evincii		181,982	181,982	10/1/10
Future Point Systems		434,897	434,897	4/1/11
Integrien		628,337	628,337	7/1/10
IT Structures		1,590,989	1,590,989	2/1/12
JasperSoft		1,369,660	1,369,660	5/1/11
Kabira Technologies		1,993,845	1,993,845	12/1/10
Kareo		164,801	164,801	7/1/10
Market6		784,091	784,091	7/1/10
NR2B Research		2,210,742	2,210,742	3/1/11
Orb Networks		269,315	269,315	8/1/10
RingCube Technologies		1,118,349	1,118,349	4/1/11
SOA Software		2,957,245	2,957,245	4/1/11
Universal Ad		423,708	423,708	10/1/10
Verix		1,857,016	1,857,016	5/1/11
Visible World		658,263	658,263	12/1/10
Xtime		834,845	834,845	7/1/11
Zoove		156,071	156,071	7/1/11
Subtotal:	13.1%	$25,240,432	$26,065,432

Technology Services
Opsource		$3,192,296	$3,192,296	12/1/11
SG Micro		645,515	645,515	4/1/11
Subtotal:	2.0%	$3,837,811	$3,837,811

Wireless
Cellfire		$2,140,000	$2,140,000	4/1/11
DeFi Mobile		308,247	308,247	2/1/11
Dilithium Networks		2,357,376	2,357,376	6/1/11
Emotive Communications		604,789	604,789	1/1/11
HandsOn Mobile		1,893,788	1,893,788	5/1/10
Heysan		385,110	385,110	9/1/11
July Systems		484,935	484,935	5/1/10
Nextivity		2,344,300	2,344,300	5/1/11
Ortiva Wireless		1,587,322	1,587,322	5/1/11
Quickoffice		335,390	335,390	7/1/10
Sandlinks		626,890	626,890	6/1/10
ScanR		1,359,014	1,359,014	7/1/11
Send Me		2,276,135	2,276,135	12/1/11
SmartDrive		627,710	627,710	6/1/10
Venturi Wireless		929,810	929,810	11/1/10
Vivotech		2,841,903	2,841,903	8/1/11

Subtotal:	11.0%	$21,102,719	$21,102,719

Total: (Cost of $172,349,875)	88.5%	$170,594,873	$172,349,873

*As of December 31, 2008, loans with a cost basis and fair value of $4.8 million and $3.1 million have been classified as nonaccrual. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

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

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies.  These loans are generally secured by assets of the borrowers.  As a result, the Fund is subject to general credit risk associated with such companies.  At December 31, 2008, the Fund had unexpired unfunded commitments to borrowers of $29.0 million.

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

The following table presents the balances of assets and liabilities as of December 31, 2008 measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
ASSETS:
Loans to Borrowers	$ -	$ -	$ 170,594,873	$ 170,594,873
Cash equivalents	$ 21,972,037			$ 21,972,037
Total assets	$ 21,972,037	$ -	$ 170,594,873	$ 192,566,910

LIABILITIES:
Interest rate swap agreement	$ -	$ -	$ -	$ -

Total liabilities	$ -	$ -	$ -	$ -

The fair value of the interest rate swap agreement as of December 31, 2008 and December 31, 2007 was $0 and ($458,320), respectively and is included in other accrued liabilities.

The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

LEVEL 3 INPUTS
For the Year Ended
December 31, 2008
Loans to Borrowers
Beginning Balance	$ 91,964,991
Additional acquisitions	132,990,081
Principal reductions	(52,605,199)
Change in unrealized loss	(1,755,000)
Balance December 31, 2008	$ 170,594,873

4.

LONG-TERM DEBT FACILITY

On August 10, 2007, the Fund put in place a securitization debt facility (“Loan Agreement”) of $125.0 million to finance the acquisition of asset-based loans.  On August 22, 2008, the Fund had fully paid off all of its borrowings under the debt facility because the Fund was unable to reach an agreement with its lenders to renew the facility after being informed of their intention to increase the interest rate on the facility and not renew for a full term. Therefore, as of December 31, 2008, the Fund had no debt.

Subsequent to year-end, the Fund put into place a securitization debt facility of $30.0 million to finance the acquisition of asset-based loans. Refer to Note 10.

 5.

INTEREST RATE SWAP AGREEMENT

At December 31, 2008 and 2007, the Fund had an interest rate swap agreement with a notional principal amount of $0 million and $43.0 million, respectively, to convert floating rate liabilities to fixed rates.  The Fund pays a fixed rate of 4.6256 percent and receives from the counterparty a floating 30-day LIBOR rate.  Payments are made monthly and terminate on August 26, 2008. The fair value of the interest rate swap agreement at December 31, 2008 and 2007 was $0 and $(458,320), respectively and is included in accrued liabilities as of December 31, 2007.  The change in fair value of the interest rate swap agreement was $0 and  $(458,320) which was included in net realized and unrealized gain (loss) from hedging activities in the accompanying statements of income for the years ended December 31, 2008 and 2007.

On August 26, 2008, the Fund paid approximately $0.8 million in order to terminate its swap agreement in connection with the repayment of borrowings under the fund’s debt facility (see Note 4). This amount has been recorded in net realized and unrealized gain (loss) from hedging activities in the accompanying statements of income for the years ended December 31, 2008, 2007, and 2006.  The valuation of the swap agreement is based on future expected interested rates on the notional principal balance remaining which is comparable to what a prospective acquirer would pay on the measurement date.

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

7.

CAPITAL STOCK

As of December 31, 2008 and December 31, 2007, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company is $270.0 million.  Total contributed capital to the Company through December 31, 2008 and December 31, 2007 was $202.5 million and $67.5 million, respectively, of which $193.5 million and $62.0 million, respectively, was contributed to the Fund.

For the years ended December 31, 2008, 2007 and the period from August 21, 2006 (inception) through December 31, 2006, distributions of $5,282,607,  $3,593,240 and $0, respectively were made to the Fund’s shareholder, and were comprised of the following:

	2008	2007	2006
Cash distributions	$ -	$ -	$ -
Deemed distributions	-	110,000	-
Distributions of equity securities	5,282,607	3,483,240	-

Total distributions to shareholder	$ 5,282,607	$ 3,593,240	$ -

At December 31, 2008, 2007 and 2006, distributable earnings include unrealized depreciation on loans and hedging activities of $(1,755,000), $(458,320) and $0, respectively.

8.

MANAGEMENT AND RELATED PARTIES

Management

As compensation for its services to the Fund, the Manager receives a management fee (“Management Fee”) computed and paid at the end of each quarter at an annual rate of 2.5 percent of the Company’s committed equity capital (regardless of when or if the capital is called) as of the last day of each fiscal quarter in a two-year period commencing with the first capital closing, which took place on February 21, 2007.  Following this two-year period, Management Fees are calculated and paid at the end of each quarter at an annual rate of 2.5 percent of the Fund’s total assets (including amounts derived from borrowed funds) as of the last day of each quarter.  Management fees of $6,750,000 million and $5,783,733 million were recognized as expenses for the year ended December 31, 2008 and 2007, respectively.

Related Parties

Certain officers and directors of the Company also serve as officers and directors of Westech Investment Advisors.  The Articles of Incorporation of the Fund provide for indemnification of directors, officers, employees, and agents (including the Manager) of the Fund to the full extent permitted by applicable state law and the 1940 Act, including the advance of expenses and reasonable counsel fees.  The Articles of Incorporation of the Fund also contain a provision eliminating personal liability of a Fund director or officer to the Fund or its shareholder for monetary damages for certain breaches of their duty of care. For this reason, the Fund has acquired the Directors & Officers policy.

Transactions with Venture Lending & Leasing IV, Inc (“ Fund IV”)

The Manager also serves as investment manager for Fund IV.  The Fund’s Board of Directors determined that so long as Fund IV has capital available to invest in loan transactions with final maturities earlier than December 31, 2012 (the date on which Fund IV will be dissolved), the Fund will invest in each portfolio company in which Fund IV invests (“Investments”).  The amount of each Investment was allocated 50% to the Fund and 50% to Fund IV so long as Fund IV has capital available to invest.  Since May 2008, Fund IV no longer is permitted to enter into new commitments to borrowers; however, Fund IV will be permitted to fund existing commitments.  While investing the Fund’s capital in the same companies in which Fund IV is also investing could provide the Fund with greater diversification and access to larger transactions, it could also result in a slower pace of investment than would be the case if the Fund were investing in companies by itself.

Although the Fund  and Fund IV intend to invest in the same companies in the manner described above, the Fund may, at any time, with the approval of its Board of Directors, (i) discontinue investing with Fund IV with respect to any or all future investments or (ii) choose to invest in different proportions with Fund IV than described above.  In addition, the Fund has no control over Fund IV, which is not required to invest with the Fund in any particular proportion or at all, and may choose to discontinue investing with the Fund or to invest in different proportions than described in the preceding paragraph.  In the event that Fund IV and the Fund invest other than in the pro rata manner described above (which can occur only with each Board of Directors approval), the Manager may have a conflict of interest in determining which of Fund IV and the Fund will invest in a particular company and, if both, in what proportions.  The Fund may also engage in loan transactions with, or make equity investments in, companies that are preexisting borrowers from Fund IV or its predecessor funds.

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

9.

FINANCIAL HIGHLIGHTS

Accounting principles generally accepted in the United States of America require disclosure of financial highlights of the Fund for the periods presented, the year ended December 31, 2008, 2007 and the period from August 21, 2006 (inception) and December 31, 2006.  The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period.  The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund.  This required methodology differs from an internal rate of return.  The Fund did not commence operations until February 21, 2007.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007	For the Period Ended December 31, 2006*

Total return	7.63%	(5.15%)	0.00%

Per share amounts:
Net asset value, beginning of period	$570.76	$0.25	$0.00
Net investment income (loss)	116.56	(8.97)	-
Net change in unrealized loss from
investments and hedging activities	(22.43)	(4.59)	-
Net increase (decrease) in net assets from operations	94.13	(13.56)	-
Capital contributions	1,315.00	620.00	0.25
Distributions to shareholder	(52.83)	(35.93)	-

Net asset value, end of year	$1,927.06	$570.76	$0.25

Net assets, end of year	$192,706,115	$57,076,432	$25,000

Ratios to average net assets:

Expenses	8.18%	15.58%	0.00%
Net investment income (loss)	9.47%	(2.04%)	0.00%

*From August 21, 2006 (inception) through December 31, 2006

10.         SUBSEQUENT EVENT

On February 20, 2009, the Fund entered into agreements with Union Bank, N.A. that established a secured revolving loan facility in an initial amount of up to $30,000,000.  The Fund has the option to request that lenders providing such facility increase the borrowing availability thereunder to no more than $230,000,000 in the aggregate, as commitments may be obtained, however, the lenders are under no obligation to do so.  Additional fees would be required to be paid in order to upsize the facility. Borrowings by the Fund will be collateralized by the personal property and other assets of the Fund.  Loans under the facility may be, at the option of the Fund, either Reference Rate loans or LIBOR loans.  The Fund will pay interest on its borrowings and will also pay a fee on the unused portion of the facility.  The facility will terminate on February 18, 2011, but can be accelerated under an event of default such as failure by the Fund to make timely interest or principal payments.  There have yet to be any draws against this direct financial obligation of the Fund.

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

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rule 132-15(f) and 15d-15(f)) for the registrant and have:

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

Date: March 30, 2009

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

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rule 132-15(f) and 15d-15(f)) for the registrant and have:

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

Date: March 30, 2009

/S/ Ronald W. Swenson

Ronald W. Swenson

Chief Executive Officer

                     Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Venture Lending & Leasing V, Inc. (the "Fund") on Form 10-K for the year ending December 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ronald W. Swenson, Chief Executive Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Ronald W. Swenson

Ronald W. Swenson
Chief Executive Officer
March 30, 2009

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Venture Lending & Leasing V, Inc. (the "Fund") on Form 10-K for the year ending December 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Martin D. Eng, Chief Financial Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Martin D. Eng

Martin D. Eng

Chief Financial Officer
March 30, 2009