Form 10-Q
period 2009-03-31
Venture Lending & Leasing V, Inc.
filed 2009-05-13
CIK 1376067

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the  preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Outstanding as of May 13, 2009

Common Stock, $.001 par value

100,000

VENTURE LENDING & LEASING V, INC.

INDEX

PART I -- FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)

As of March 31, 2009 and December 31, 2008

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2009 and 2008

Condensed Statements of Changes in Net Assets (Unaudited)

For the three months ended March 31, 2009 and 2008

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2009 and 2008

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

Item 3.

Defaults Upon Senior Securities

Item 4.

Submission of Matters to a Vote of Security Holders

Item 5.

Other Information

Item 6.

Exhibits

SIGNATURES

VENTURE LENDING & LEASING V, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

AS OF MARCH 31, 2009 AND DECEMBER 31, 2008

	March 31, 2009	December 31, 2008
ASSETS
Loans, at estimated fair value
(Cost of $160,917,913 and $172,349,873)	$ 155,020,203	$ 170,594,873
Cash and cash equivalents	28,512,175	21,972,037
Other assets	2,404,730	2,319,597

Total assets	185,937,108	194,886,507

LIABILITIES
Accrued management fees	1,439,832	1,687,500
Accounts payable and other accrued liabilities	364,607	492,892

Total liabilities	1,804,439	2,180,392

NET ASSETS	$ 184,132,669	$ 192,706,115

Analysis of Net Assets:

Capital paid in on shares of capital stock	$ 193,525,000	$ 193,525,000
Return of capital distributions	(3,593,240)	(3,593,240)
Distributable income (accumulated deficit)	(5,799,091)	2,774,355
Net assets (equivalent to $1,841.33 and $1,927.06 per share based on
100,000 shares of capital stock outstanding - See Note 5)	$ 184,132,669	$ 192,706,115

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING V, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	For the Three Months Ended	For the Three Months Ended
	March 31, 2009	March 31, 2008

INVESTMENT INCOME:
Interest on loans	$ 5,869,202	$ 3,682,304
Other interest and other income	3,801	167,485
Total investment income	5,873,003	3,849,789

EXPENSES:
Management fees	1,439,832	1,687,500
Interest expense	30,922	563,651
Banking and professional fees	115,836	175,491
Other operating expenses	23,056	17,439
Total expenses	1,609,646	2,444,081
Net investment income	4,263,357	1,405,708

Net realized loss from investment
transactions	(222,888)	-
Net realized and unrealized loss from
hedging activities	-	(738,132)
Net change in unrealized loss from
investment activities	(4,142,710)	-
Net realized and unrealized loss from
investment and hedging activities	(4,365,598)	(738,132)

Net increase (decrease) in net assets
resulting from operations	$ (102,241)	$ 667,576
Net increase (decrease) in net assets
resulting from operations per share	$ (1.02)	$ 6.68
Weighted average shares outstanding	100,000	100,000

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING V, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2009	March 31, 2008

Increase (decrease) in net assets resulting from operations:
Net investment income	$ 4,263,357	$ 1,405,708
Net realized loss from investment transactions	(222,888)
Net realized and unrealized loss from hedging activities	-	(738,132)
Net change in unrealized loss from investment activities	(4,142,710)	-

Net increase (decrease) in net assets resulting from operations	(102,241)	667,576

Distributions of income to shareholder	(8,471,205)	-
Return of capital to shareholder	-	(1,188,935)
Capital share transactions	-	24,000,000
Total increase (decrease)	(8,573,446)	23,478,641

Net assets
Beginning of period	192,706,115	57,076,432

End of period	$ 184,132,669	$ 80,555,073

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING V, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2009

	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$ (102,241)	$ 667,576
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized loss from investment transactions	222,888	-
Net realized and unrealized loss from hedging activities	-	738,132
Net change in unrealized loss from investment activities	4,142,710	-
Amortization of deferred costs related to borrowing facility	16,021	47,320
Net (increase) decrease in other assets	173,383	(291,469)
Net decrease in accounts payable, other
accrued liabilities, and accrued management fees	(375,952)	(60,718)
Origination of loans	(12,056,952)	(26,082,641)
Principal payments on loans	21,476,078	7,340,305
Acquisition of equity securities	(681,260)	(1,188,935)
Net cash provided by (used in) operating activities	12,814,675	(18,830,430)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distribution to shareholder	(6,000,000)	-
Payment of bank facility fees and costs	(274,537)	-
Borrowings under debt facility	-	3,000,000
Repayment of bank debt facility	-	(3,900,000)
Contributions from shareholder	-	24,000,000
Net cash provided by (used in) financing activities	(6,274,537)	23,100,000
Net increase in cash and cash equivalents	6,540,138	4,269,570
CASH AND CASH EQUIVALENTS:
Beginning of period	21,972,037	8,838,310
End of period	$ 28,512,175	$ 13,107,880
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE YEAR FOR:
Interest	$ -	$ 610,991
NON-CASH ACTIVITIES:
Receipt of equity securities as repayment of loan	$ 1,789,946	$ -
Distributions of equity securities to shareholder	$ 2,471,205	$ 1,188,935

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

In the Manager's opinion, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading.  The interim results for the three months ended March 31, 2009 are not necessarily indicative of what the results would be for a full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2008.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interest Income

Interest income on loans is recognized using the effective interest method including amounts from the amortization of discounts resulting from the allocation of amounts ascribed to equity securities received as part of the loan transaction.  Additionally, fees received as part of the transaction are added to the loan discount and amortized over the life of the loan.

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

Valuation Methods

As of March 31, 2009 and December 31, 2008, the financial statements include nonmarketable investments ($155,020,203 and $170,594,873 or approximately 83% and 88% of total assets, respectively) with fair values determined by the Manager in the absence of readily determinable market values.  Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.  Below is the information used by the Manager in making these estimates.

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

Debt securities held as Short-term Investments are valued based on current bid quotations of recognized dealers or, when market quotations are not readily available, based on appraisals received from a pricing service using a computerized matrix system, or based upon appraisals derived from information concerning the securities or similar securities received from recognized dealers in the securities.  Notwithstanding the foregoing, debt securities with remaining maturities of ninety (90) days or fewer generally are valued by amortizing the difference between their last available fair value and their par value provided such amount is not materially different from quoted price. As of March 31, 2009 and December 31, 2008, the Fund held no short-term investments.

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

Nonaccrual Loans

The Fund’s policy is to place a loan on nonaccrual status when the loan stops performing and management deems that it is unlikely that the loan will return to performing status.  When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed for the quarter in which the loan was placed on nonaccrual status. Any uncollected interest related to quarters prior to when the loan was placed on nonaccrual status is added to the principal balance, and the aggregate balance of the principal and interest is evaluated in accordance with the policy for valuation of loans. Interest received by the Fund on nonaccrual loans will be recorded on a cash basis.

As of March 31, 2009, loans with a cost basis and fair value of $12.6 million and $6.7 million, respectively, have been classified as nonaccrual. As of December 31, 2008, loans with a cost basis and fair value of $4.8 million and $3.1 million, respectively, have been classified as nonaccrual.

Commitment Fees

Unearned income and commitment fees on loans are recognized using the effective interest method over the term of the loan. Commitment fees are carried as liabilities when received for commitments upon which no draws have been made. When the first draw is made, the fee is treated as unearned income and is recognized as described above.  If a draw is never made, the commitment fee less any applicable legal costs becomes recognized as other income after the commitment expires.

Interest Rate Swap Agreement

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

The Fund entered into an interest rate swap agreement to hedge its interest rate on its borrowings under its debt facility. Unrealized gains and losses from hedging activities are separately reported from unrealized gains and losses from investment activities and are included in realized and unrealized gain (loss) from hedging activities in these financial statements.  Also included in realized and unrealized gain (loss) from hedging activities is the net interest received or paid on the interest rate swap transactions beginning with the quarter ended September 30, 2008 (amounts were previously included in interest expense and were not considered material). The fair value of the interest rate swap is recorded in other liabilities.  As of March 31, 2009, the Fund did not have any swap transactions.

Deferred Bank Fees

Through March 2009, the deferred bank fees and costs associated with the debt facility had been allocated over the estimated life of the facility, which was determined to be February 2011.  (See Note 6)

Recently Issued Accounting Pronouncements

 In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS 133” (“SFAS 161”). SFAS No. 161 requires entities with derivative instruments to provide enhanced disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivative instruments, and disclosures about credit risk related contingent features in derivative agreements. The required information is intended to provide financial statement users an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) and how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows.  It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  This statement is effective for the Fund in the first quarter of fiscal 2009.  The adoption of this statement does not have a material effect on the Fund’s financial statements.

In April 2009, FASB issued FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“SFAS 157-4”). This FASB Staff Position (FSP) provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSP is effective for interim and annual periods ending after June 15, 2009. The Fund is currently evaluating the potential impact, if any, the adoption of FSP SFAS No. 157-4 will have on the Fund’s financial statements.

Tax Status

The Fund plans on qualifying as a Regulated Investment Company (“RIC”) and elected RIC treatment when it filed its 2007 tax return.  As long as the Fund qualifies as a RIC, it will not pay any federal or state corporate income tax on income that is distributed to its shareholder (pass-through status).  Should the Fund not qualify as a RIC or lose its qualification as a RIC, it could be taxed as an ordinary corporation on its taxable income for that year (even if that income is distributed to its shareholder), and all distributions out of its earnings and profits will be taxable to its shareholder as ordinary income.  As of March 31, 2009, the Fund had no uncertain tax positions.

The Fund's tax years open to examination by major jurisdictions are 2006 and forward.

3.

SUMMARY OF INVESTMENTS

Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working capital up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment. As of March 31, 2009, the Fund's investments in loans are primarily to companies based within the United States and are diversified among borrowers in the industry segments shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below.  (The sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).

Effective January 1, 2008, the Fund adopted SFAS 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale.

Loan balances are summarized by borrower.  Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded. Each loan drawn under a commitment has a different maturity date and amount.  For the three month period ended March 31, 2009 and 2008, the weighted-average interest rate on performing loans was 14.79% and 14.49%, respectively. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including volatility, early payoffs, and recovery of interest from non-performing assets.

Loans as of March 31, 2009 are in non-affiliates and consist of the following:

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 3/31/09	3/31/09	Maturity Date
Biotechnology
Acumen Pharmaceuticals		$263,570	$263,570	6/1/10
Bioabsorbable Therapeutics, Inc.		988,657	988,657	*
SanBio, Inc.		1,247,366	1,247,366	6/1/10
Trellis Bioscience, Inc.		468,331	468,331	12/1/10
Subtotal:	1.6%	$2,967,924	$2,967,924

Carrier Networking
Asoka, Inc.		$465,341	$465,341	1/1/11
Demi Energy, Inc.		116,502	116,502	4/1/11
Kodiak Networks, Inc.		592,480	592,480	4/1/10
Opvista, Inc.		842,938	1,682,938	*
Wavebender, Inc.		302,607	302,607	9/1/10
Subtotal:	1.3%	$2,319,868	$3,159,868

Computers & Storage

Cloudshield Inc.		$2,105,884	$2,105,884	4/1/11
D-Wave Systems Inc.		183,314	183,314	7/1/10
Gear Six, Inc.		494,152	494,152	7/1/10
NComputing, Inc.		796,832	796,832	9/1/10
Vidyo Inc.		1,455,700	1,455,700	10/1/10
Subtotal:	2.7%	$5,035,882	$5,035,882

Enterprise Networking
Envivio, Inc.		$2,490,012	$2,490,012	1/1/11
GridNetworks, Inc.		857,908	857,908	*
PacketMotion, Inc.		1,175,481	1,175,481	3/1/11
Vyatta, Inc.		1,192,707	1,192,707	2/1/11
Subtotal:	3.1%	$5,716,108	$5,716,108

Internet
Aggregate Knowledge, Inc.		$714,611	$714,611	12/1/11
Arcadia Entertainment, Inc.		285,828	285,828	8/1/11
Authentic Response, Inc.		515,045	515,045	12/1/10
Blekko, Inc.		418,078	418,078	12/1/11
BuzzLogic Inc.		792,603	792,603	8/1/11
Collarity, Inc.		681,440	681,440	12/1/10
Cuil, Inc.		4,442,574	4,442,574	12/1/12
Delve Networks, Inc.		442,569	442,569	7/1/11
Donnerwood Media, Inc.		584,123	584,123	5/1/11
EForce Media, Inc.		770,307	1,520,307	*
Flock, Inc.		519,071	519,071	5/1/10
Genius, Inc.		744,845	744,845	4/1/12
iGroup Network, Inc.		108,063	108,063	8/1/10
Inigral, Inc.		132,208	132,208	8/1/11
Insider Guides, Inc.		2,603,424	2,603,424	3/1/12
Like.com		1,326,434	1,326,434	7/1/11
Loomia, Inc.		460,485	460,485	12/1/11
Multiply, Inc.		794,297	794,297	9/1/11
Pathway Genomics Corporation		1,173,487	1,173,487	1/1/12
Performline, Inc.		285,054	285,054	12/1/11
Philotic, Inc.		208,229	208,229	1/1/12
ProQuo Inc.		1,470,380	1,470,380	12/1/11
Quantcast Corporation		2,168,918	2,168,918	12/1/11
Radar Networks, Inc.		524,467	524,467	10/1/10
RPM Communications, Inc.		122,632	222,632	*
Sharpcast Inc.		280,045	280,045	5/1/11
TheFind, Inc.		1,050,703	1,050,703	12/1/11
ThisNext, Inc.		620,727	620,727	5/1/11
Topsy Labs, Inc.		287,253	287,253	4/1/12

Ustream.TV, Inc.		148,511	148,511	10/1/10
Videojax, Inc.		353,772	353,772	12/1/10
Youku.com, Inc.		3,953,369	3,953,369	1/1/12
Subtotal:	15.7%	$28,983,552	$29,833,552

Medical Devices
Accuri Cytometers, Inc.		$626,949	$626,949	9/1/10
AirXpanders, Inc.		531,653	531,653	9/1/11
Ample Medical, Inc.		163,813	163,813	12/1/10
Biomerix Corporation		1,321,505	1,321,505	12/1/11
Broncus Technologies, Inc.		4,446,717	4,446,717	8/1/11
CyberHeart, Inc.		1,366,434	1,366,434	8/1/11
Emphasys Medical, Inc.		92,730	1,792,730	*
EnteroMedics, Inc.		4,828,539	4,828,539	12/1/11
Evera Medical Inc.		590,786	590,786	3/1/11
HandyLab, Inc.		2,054,553	2,054,553	4/1/12
iBalance Medical, Inc.		1,054,098	1,054,098	9/1/10
Intellidx, Inc.		1,665,596	1,665,596	4/1/11
Nellix, Inc.		5,681,510	5,681,510	12/1/11
Peak Surgical, Inc.		581,431	581,431	3/1/12
Percutaneous Systems, Inc.		234,414	234,414	9/1/09
Softscope Medical Technologies, Inc.		399,524	399,524	6/1/11
Varix Medical Corporation		247,574	247,574	4/1/11
VasoNova, Inc.		271,520	271,520	6/1/11
YMED, Inc.		254,407	254,407	9/1/11
Subtotal:	14.3%	$26,413,753	$28,113,753

Other Healthcare
Advanced ICU Care, Inc.		$222,283	$222,283	10/1/10
NanoSphere, Inc.		3,544,989	3,544,989	8/1/10
Skylight Healthcare Systems, Inc.		3,619,588	3,619,588	10/1/11
Subtotal:	4.0%	$7,386,860	$7,386,860

Other Technology
Astro Gaming, Inc.		$434,533	$434,533	3/1/12
EoPlex Tehcnologies, Inc.		801,216	801,216	6/1/11
Integrity Block, Inc.		114,576	114,576	12/1/11
Oryxe Energy International, Inc.		730,154	730,154	5/1/10
Sezmi Corporation		2,876,918	2,876,918	2/1/12
Solaria Corporation		3,913,091	3,913,091	3/1/11
Sub-One		574,467	574,467	12/1/11
Subtotal:	5.1%	$9,444,955	$9,444,955

Security

Dragnet Solutions, Inc.		$822,113	$822,113	6/1/11
Guardian Analytics, Inc.		909,172	909,172	8/1/11
Nevis Networks Inc.		163,762	343,762	*
TrustedID, Inc.		853,100	853,100	6/1/11
Subtotal:	1.5%	$2,748,147	$2,928,147

Semiconductors & Equipment
Alereon, Inc.		$1,108,110	$1,108,110	7/1/10
Azuro, Inc.		1,925,912	1,925,912	9/1/11
Bitwave Semiconductor, Inc.		355,220	355,220	12/1/09
Cswitch Corporation		507,602	507,602	6/1/10
Discera, Inc.		359,466	359,466	1/1/11
Insilica, Inc.		1,002,096	1,002,096	7/1/10
Intergrated Materials, Inc.		739,953	739,953	3/1/10
Intelleflex Corporation		1,238,454	1,238,454	4/1/11
InvenSense, Inc.		541,132	541,132	1/1/11
LV Sensors Inc.		1,213,298	2,433,298	*
NetXen, Inc.		367,021	367,021	10/1/10
Revera, Inc.		746,109	746,109	2/1/11
Siport, Inc.		1,308,309	1,308,309	7/1/11
Teknovus, Inc.		1,898,951	1,898,951	9/1/11
Tela Innovations, Inc.		722,036	722,036	7/1/11
Zenverge, Inc.		833,484	833,484	7/1/11
Subtotal:	8.1%	$14,867,153	$16,087,153

Software
Anchor Intelligence, Inc.		$904,573	$904,573	12/1/11
Athena Design Systems, Inc.		129,381	129,381	*
Berkeley Design Automation		1,011,423	1,011,423	4/1/11
BlueRoads Corporation		104,525	814,525	*
Canopy Financial Inc		1,437,094	1,437,094	7/1/11
Cloudmark, Inc.		3,687,679	3,687,679	12/1/11
Demandbase, Inc.		501,355	501,355	11/1/10
Enkata Technologies, Inc.		115,993	115,993	4/1/10
Evincii, Inc.		155,514	155,514	10/1/10
Future Point Systems, Inc.		392,377	392,377	4/1/11
Gazillion, Inc.		1,997,737	1,997,737	3/1/11
Integrien Inc		539,405	539,405	7/1/10
IT Structures Ltd		1,589,953	1,589,953	2/1/12
JasperSoft, Inc.		1,249,508	1,249,508	5/1/11
Kabira Technologies, Inc.		1,775,391	1,775,391	12/1/10
Kareo, Inc.		139,675	139,675	7/1/10
Knowledge Adventure, Inc.		1,323,821	1,323,821	11/1/11

Market6, Inc.		669,377	669,377	7/1/10
Orb Networks, Inc.		252,093	252,093	8/1/10
RingCube Technologies, Inc.		1,017,311	1,017,311	4/1/11
SOA Software, Inc.		2,696,310	2,696,310	4/1/11
Universal Ad, Inc.		330,889	330,889	10/1/10
Verix, Inc.		1,695,308	1,695,308	5/1/11
Viewdle, Inc.		449,399	449,399	12/1/11
Visible World, Inc.		585,055	585,055	12/1/10
Xtime, Inc.		766,513	766,513	7/1/11
Zoove Corporation		144,051	144,051	7/1/11
Subtotal:	13.9%	$25,661,710	$26,371,710

Technology Services
OpSource, Inc.		$2,904,599	$2,904,599	12/1/11
SG Micro, Inc.		583,626	583,626	4/1/11
Subtotal:	1.9%	$3,488,225	$3,488,225

Wireless
Cellfire, Inc.		$1,879,230	$1,879,230	4/1/11
DeFi Mobile		275,169	275,169	2/1/11
Dilithium Networks, Inc.		2,163,559	2,163,559	6/1/11
Emotive Communications, Inc.		544,158	544,158	1/1/11
Hands-On Mobile, Inc.		1,595,882	1,595,882	5/1/10
Heysan, Inc.		375,339	375,339	9/1/11
July Systems Inc.		523,480	523,480	*
Nextivity, Inc.		2,136,992	2,136,992	5/1/11
Ortiva Wireless, Inc.		1,452,691	1,452,691	5/1/11
Quickoffice, Inc.		1,431,308	1,431,308	1/1/12
SandLinks, Inc.		530,791	530,791	6/1/10
ScanR, Inc.		921,081	1,318,791	*
Send Me, Inc.		2,122,084	2,122,084	4/1/12
SmartDrive Systems, Inc.		535,352	535,352	6/1/10
Venturi Wireless, Inc.		798,858	798,858	11/1/10
Vivotech, Inc.		2,700,092	2,700,092	8/1/11
Subtotal:	10.9%	$19,986,066	$20,383,776

Total: (Cost of $160,917,913)	84.2%	$155,020,203	$160,917,913

* As of March 31, 2009, loans with a cost basis and fair value of $12.6 million and $6.7 million have been classified as nonaccrual. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

Loans as of December 31, 2008 are in non-affiliates and consist of the following (industry classifications are unaudited):

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 12/31/08	12/31/08	Maturity Date

Biotechnology
Acumen Pharmaceuticals		$416,309	$416,309	8/1/10
Bioabsorbable Therapeutics, Inc.		988,657	988,657	*
LightSpeed Genomics, Inc.		267,043	267,043	6/1/11
SanBio, Inc.		1,859,376	1,859,376	10/1/10
Trellis Bioscience, Inc.		560,046	560,046	12/1/10
Subtotal:	2.0%	$4,091,431	$4,091,431

Carrier Networking
Asoka Inc		$546,096	$546,096	3/1/10
Demi Energy, Inc.		121,702	121,702	4/1/11
Kodiak Networks, Inc.		711,785	711,785	4/1/10
Opvista, Inc.		1,774,018	1,774,018	5/1/10
Wavebender, Inc.		345,666	345,666	9/1/10
Subtotal:	1.7%	$3,499,267	$3,499,267

Computers & Storage
Cloudshield, Inc.		$2,341,019	$2,341,019	4/1/11
D-Wave Systems, Inc.		231,049	231,049	7/1/10
Gear Six, Inc.		586,852	586,852	7/1/10
NComputing, Inc.		906,331	906,331	9/1/10
Vidyo, Inc.		1,655,042	1,655,042	10/1/10
Subtotal:	2.8%	$5,720,293	$5,720,293

Enterprise Networking
Envivio, Inc.		$2,809,673	$2,809,673	1/1/11
GridNetworks, Inc.		964,148	964,148	6/1/11
PacketMotion, Inc.		1,292,288	1,292,288	3/1/11
Vyatta, Inc.		1,214,315	1,214,315	2/1/11
Subtotal:	3.0%	$6,280,424	$6,280,424

Internet
Aggregate Knowledge, Inc.		$772,387	$772,387	12/1/11
Arcadia Entertainment Inc.		309,508	309,508	8/1/11
Authentic Response, Inc.		448,609	448,609	12/1/11
Blekko, Inc.		887,555	887,555	8/1/11
BuzzLogic Inc.		911,221	911,221	5/1/11
Collarity, Inc.		4,717,519	4,717,519	12/1/12
Cuil, Inc.		480,435	480,435	7/1/11
Delve Networks, Inc.		583,387	583,387	5/1/11
Donnerwood Media, Inc.		780,436	1,530,436	*
EForce Media, Inc.		611,751	611,751	5/1/10

Flock, Inc.		230,417	230,417	8/1/10
Genius, Inc.		124,838	124,838	8/1/10
iGroup Network Inc.		141,574	141,574	8/1/11
Inigral, Inc.		2,100,671	2,100,671	11/1/11
Insider Guides, Inc.		1,443,074	1,443,074	7/1/11
Like.com		478,763	478,763	12/1/11
Loomia, Inc.		863,958	863,958	9/1/11
Multiply, Inc.		511,342	511,342	9/1/11
NetBase Solutions, Inc.		163,269	163,269	7/1/11
Philotic, Inc.		397,400	397,400	12/1/10
ProQuo, Inc.		1,604,513	1,604,513	12/1/11
Quantcast Corporation		2,272,473	2,272,473	12/1/11
Radar Networks, Inc.		604,757	604,757	10/1/10
RPM Communications, Inc.		579,620	579,620	12/1/10
Sharpcast,Inc.		482,272	482,272	12/1/10
TheFind, Inc.		274,759	274,759	8/1/10
ThisNext, Inc.		1,140,560	1,140,560	12/1/11
Ustream.TV, Inc.		696,777	696,777	5/1/11
Videojax, Inc.		167,964	167,964	10/1/10
Youku.com, Inc.		4,065,328	4,065,328	12/1/11
Subtotal:	13.9%	$28,847,137	$29,597,137

Medical Devices
Accuri Cytometers, Inc.		$719,964	$719,964	9/1/10
AirXpanders, Inc.		568,885	568,885	9/1/11
Ample Medical, Inc.		182,100	182,100	12/1/10
Biomerix Corporation		1,440,309	1,440,309	12/1/11
Broncus Technologies, Inc.		4,776,006	4,776,006	8/1/11
CyberHeart, Inc.		1,446,125	1,446,125	8/1/11
Emphasys Medical, Inc.		5,798,638	5,798,638	1/1/11
EnteroMedics, Inc.		4,741,481	4,741,481	12/1/11
Evera Medical, Inc.		652,304	652,304	3/1/11
HandyLab, Inc.		1,891,377	1,891,377	12/1/10
iBalance Medical, Inc.		1,130,235	1,130,235	9/1/10
Intellidx, Inc.		1,821,166	1,821,166	4/1/11
Nellix, Inc.		6,178,619	6,178,619	12/1/11
NeoGuide Systems, Inc.		1,668,873	1,668,873	7/1/10
Percutaneous Systems, Inc.		336,520	336,520	9/1/09
Softscope Medical Technologies, Inc.		441,834	441,834	6/1/11
Varix Medical Corporation		272,577	272,577	4/1/11
VasoNova, Inc.		296,167	296,167	6/1/11
Subtotal:	16.6%	$34,363,180	$34,363,180

Other Healthcare

Advanced ICU Care, Inc.		$257,271	$257,271	10/1/10
NanoSphere ,Inc.		4,040,565	4,040,565	8/1/10
Skylight Healthcare Systems, Inc.		3,920,000	3,920,000	10/1/11
Subtotal:	4.0%	$8,217,836	$8,217,836

Other Technology
EoPlex Tehcnologies, Inc.		$874,681	$874,681	6/1/11
Integrity Block, Inc.		123,197	123,197	12/1/11
Oryxe Energy International, Inc.		868,850	868,850	5/1/10
Sezmi Corporation		2,447,672	2,447,672	5/1/11
Solaria Corporation		4,319,935	4,319,935	3/1/11
Sub-One		622,595	622,595	12/1/11
Triformix, Inc.		66,758	66,758	3/1/09
Subtotal:	4.5%	$9,323,688	$9,323,688

Security
Dragnet Solutions, Inc.		$898,618	$898,618	6/1/11
Guardian Analytics Inc.		999,191	999,191	8/1/11
Nevis Networks Inc.		177,023	357,023	*
TrustedID, Inc.		935,522	935,522	6/1/11
Subtotal:	1.5%	$3,010,354	$3,190,354

Semiconductors & Equipment
Alereon, Inc.		$1,230,053	$1,230,053	7/1/10
Azuro, Inc.		1,917,330	1,917,330	9/1/11
Bitwave Semiconductor, Inc.		463,960	463,960	12/1/09
Cswitch Corporation		603,107	603,107	6/1/10
Discera, Inc.		408,041	408,041	1/1/11
Insilica, Inc.		1,239,094	1,239,094	7/1/10
Intergrated Materials, Inc.		949,757	949,757	3/1/10
Intelleflex Corporation		1,368,950	1,368,950	4/1/11
InvenSense, Inc.		622,027	622,027	1/1/11
LV Sensors Inc.		2,525,455	2,525,455	6/1/11
NetXen, Inc.		434,524	434,524	10/1/10
Revera, Inc.		824,875	824,875	2/1/11
Siport ,Inc.		1,419,627	1,419,627	7/1/11
Teknovus, Inc.		1,877,846	1,877,846	9/1/11
Tela Innovations, Inc.		802,908	802,908	7/1/11
Zenverge, Inc.		372,747	372,747	3/1/11
Subtotal:	8.2%	$17,060,301	$17,060,301

Software
Anchor Intelligence, Inc.		$957,600	$957,600	12/1/11
Athena Design Systems, Inc.		118,491	118,491	*

Berkeley Design Automation		1,195,112	1,195,112	4/1/11
BlueRoads Corporation		287,125	862,125	*
Canopy Financial, Inc		1,576,989	1,576,989	7/1/11
Cloudmark, Inc.		2,034,718	2,034,718	12/1/11
Coghead, Inc.		729,763	979,763	*
Demandbase, Inc.		566,045	566,045	11/1/10
Enkata Technologies, Inc.		140,433	140,433	4/1/10
Evincii, Inc.		181,982	181,982	10/1/10
Future Point Systems, Inc.		434,897	434,897	4/1/11
Integrien, Inc.		628,337	628,337	7/1/10
IT Structures Ltd		1,590,989	1,590,989	2/1/12
JasperSoft, Inc.		1,369,660	1,369,660	5/1/11
Kabira Technologies, Inc.		1,993,845	1,993,845	12/1/10
Kareo, Inc.		164,801	164,801	7/1/10
Market6, Inc.		784,091	784,091	7/1/10
NR2B Research, Inc.		2,210,742	2,210,742	3/1/11
Orb Networks, Inc.		269,315	269,315	8/1/10
RingCube Technologies, Inc.		1,118,349	1,118,349	4/1/11
SOA Software, Inc.		2,957,245	2,957,245	4/1/11
Universal Ad, Inc.		423,708	423,708	10/1/10
Verix, Inc.		1,857,016	1,857,016	5/1/11
Visible World, Inc.		658,263	658,263	12/1/10
Xtime, Inc.		834,845	834,845	7/1/11
Zoove Corporation		156,071	156,071	7/1/11
Subtotal:	12.2%	$25,240,432	$26,065,432

Technology Services
OpSource, Inc.		$3,192,296	$3,192,296	12/1/11
SG Micro, Inc.		645,515	645,515	4/1/11
Subtotal:	1.9%	$3,837,811	$3,837,811

Wireless
Cellfire, Inc.		$2,140,000	$2,140,000	4/1/11
DeFi Mobile		308,247	308,247	2/1/11
Dilithium Networks, Inc.		2,357,376	2,357,376	6/1/11
Emotive Communications, Inc.		604,789	604,789	1/1/11
Hands-On Mobile, Inc.		1,893,788	1,893,788	5/1/10
Heysan, Inc.		385,110	385,110	9/1/11
July Systems Inc.		484,935	484,935	5/1/10
Nextivity, Inc.		2,344,300	2,344,300	5/1/11
Ortiva Wireless, Inc.		1,587,322	1,587,322	5/1/11
Quickoffice, Inc.		335,390	335,390	7/1/10
SandLinks, Inc.		626,890	626,890	6/1/10
ScanR, Inc.		1,359,014	1,359,014	7/1/11

Send Me, Inc.		2,276,135	2,276,135	12/1/11
SmartDrive Systems, Inc.		627,710	627,710	6/1/10
Venturi Wireless, Inc.		929,810	929,810	11/1/10
Vivotech, Inc.		2,841,903	2,841,903	8/1/11
Subtotal:	10.2%	$21,102,719	$21,102,719

Total: (Cost of $172,349,873)	82.4%	$170,594,873	$172,349,873

*As of December 31, 2008, loans with a cost basis and fair value of $4.8 million and $3.1 million have been classified as nonaccrual. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies.  These loans are generally secured by assets of the borrowers.  As a result, the Fund is subject to general credit risk associated with such companies.  At March 31, 2009, the Fund had unexpired unfunded commitments to borrowers of $23.9 million.

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

The following table presents the balances of assets as of March 31, 2009 and December 31, 2008 measured at fair value on a recurring basis:

As of March 31, 2009	Level 1	Level 2	Level 3	Total
ASSETS:
Loans to borrowers	$ -	$ -	$ 155,020,203	$ 155,020,203
Cash equivalents	28,512,175	-	-	28,512,175
Total assets	$ 28,512,175	$ -	$ 155,020,203	$ 183,532,378

As of December 31, 2008	Level 1	Level 2	Level 3	Total
ASSETS:
Loans to borrowers	$ -	$ -	$ 170,594,873	$ 170,594,873
Cash equivalents	$ 21,972,037			$ 21,972,037
Total assets	$ 21,972,037	$ -	$ 170,594,873	$ 192,566,910

No assets or liabilities which are measured at fair value on a recurring basis are classified as Level 2.

The following table provides a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2009	March 31, 2008
Loans to Borrowers
Beginning balance	$ 170,594,873	$ 91,964,991
Additional acquisitions	12,056,952	26,082,641
Principal reductions	(23,266,024)	(7,340,305)
Net change in unrealized loss from investment activities	(4,142,710)	-
Net realized loss from investment transactions	(222,888)	-
Ending balance	$ 155,020,203	$ 110,707,327

4.

EARNINGS PER SHARE

Basic earnings per share are computed by dividing net increase (decrease) in net assets resulting from operations by the weighted average common shares outstanding.  Diluted earnings per share are computed by dividing net increase (decrease) in net assets resulting from operations by the weighted average common shares outstanding, including the dilutive effects of potential common shares (e.g., stock options).  The Fund has no instruments that would be potential common shares; thus, reported basic and diluted earnings per share are the same.

5.

CAPITAL STOCK

As of March 31, 2009 and December 31, 2008, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company is $270.0 million.  Total contributed capital to the Company through March 31, 2009 and December 31, 2008 was $202.5 million, of which $193.5 million, respectively, was contributed to the Fund.

The chart below shows the distributions of the Fund for the three months ended March 31, 2009 and 2008.

	For the Three Months Ended	For the Three Months Ended
	March 31, 2009	March 31, 2008
Cash distributions	$ 6,000,000	$ -
Distributions of equity securities	2,471,205	1,188,935

Total distributions to shareholder	$ 8,471,205	$ 1,188,935

During the three months ended March 31, 2009 and 2008, the Fund made distributions as noted in the table above.  Final classification of the distributions as either a return of capital or a distribution of income is an annual determination made at the end of each year dependent upon the Fund’s current year and cumulative earnings and profits.

6.  DEBT FACILITY

On February 20, 2009, the Fund entered into agreements with Union Bank, N.A. that established a secured revolving loan facility in an initial amount of up to $30,000,000.  The Fund has the option to request that lenders providing such facility increase the borrowing availability thereunder to no more than $230,000,000 in the aggregate, as commitments may be obtained, however, the lenders are under no obligation to do so.  Additional fees would be required to be paid in order to upsize the facility. Loans under the facility may be, at the option of the Fund, either Reference Rate loans or LIBOR loans. The interest rate on this facility is LIBOR plus 2.50 percent or Reference Rate plus 0.75 percent. The facility will terminate on February 18, 2011, but can be accelerated under an event of default such as failure by the Fund to make timely interest or principal payments.  There have yet to be any draws against this direct financial obligation of the Fund.

Borrowings under this facility are collateralized by receivables under loans advanced by the Fund with assignment to the financial institution, plus other assets of the Fund.  The amortization schedule for each borrowing under the facility is expected to correspond to the amortization of the loans supporting each borrowing.  The Fund pays a commitment fee of 0.40 percent (annual fee paid quarterly) based on the total commitment related to the facility. This fee reduces to 0.25 percent when the facility is more than fifty percent utilized.

The facility is revolving and as such does not have a specified repayment schedule, though advances are secured by the assets of the Fund and thus repayments will be required as assets decline.

The facility contains various covenants including financial covenants related to: (i) Debt to Net Worth Ratio, (ii) Minimum Debt Service Coverage Ratio, (iii) Interest Coverage Ratio, (iv) Asset Coverage, (v) Asset Coverage Under Investment Company Act, (vi) Maximum Loan Loss Reserves, and (vii) Unfunded Commitment Ratio. There are also various restrictive covenants, including limitations on (i) the incurrence of liens, (ii) consolidations, mergers and asset sales, and (iii) capital expenditures. As of March 31, 2009, the Fund was in compliance with these covenants.

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

7.  FINANCIAL HIGHLIGHTS

Accounting principles generally accepted in the United States of America require disclosure of financial highlights of the Fund for the periods presented, the three months ended March 31, 2009.  The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period.  The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund.  This required methodology differs from an internal rate of return.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008

Total return*	(0.05%)	3.77%

Per share amounts:
Net asset value, beginning of period	$ 1,927.06	$ 570.76
Net investment income	42.63	14.06
Net change in unrealized loss and reliazed from
investments and hedging activities	(43.65)	(7.38)
Net increase (decrease) in net assets from operations	(1.02)	6.68
Capital contributions	-	240.00
Return of capital to shareholder	-	(11.89)
Distributions to shareholder	(84.71)	-

Net asset value, end of period	$ 1,841.33	$ 817.44

Net assets, end of period	$ 184,132,669	$ 80,555,073

Ratios to average net assets:

Expenses*	3.34%	13.38%
Net investment income*	8.85%	7.70%

*Annualized

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The information in this Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the securities laws.  These forward-looking statements reflect the current view of Venture Lending & Leasing V, Inc. (the “Fund”) with respect to future events and financial performance and are subject to a number of risks and uncertainties, many of which are beyond the Fund’s control.  All statements, other than statements of historical facts included in this report, regarding the  strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of the Fund are forward-looking statements.  When used in this report, the words “will”, “believe”, “anticipate”, “intend”, “estimate”, “expect”, “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.  All forward-looking statements speak only as of the date of this report.  The Fund does not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Overview

The Fund is a financial services company primarily providing financing and advisory services to a variety of carefully selected venture-backed companies primarily located throughout the United States with a focus on growth oriented companies.  The Fund’s portfolio is expected to become well diversified and consists of companies in the communications, information services, media, and technology, including software and technology-enabled business services, bio-technology, and medical devices industry sectors, among others.  The Fund’s capital is generally used by our portfolio companies to finance acquisitions of fixed assets and/or for working capital.  On February 21, 2007, the Fund completed its first closing of capital, made its first investments, and became a non-diversified, closed-end investment company that elected to be treated as a business development company under the Investment Company Act of 1940.  The Fund elected to be treated for federal income tax purposes as a regulated investment company under the Internal Revenue Code with the filing of its federal corporate income tax return for 2007.  Pursuant to this election, the Fund generally will not have to pay corporate-level taxes on any income it distributes to the stockholder as dividends, allowing the Fund’s shareholder to substantially reduce or eliminate its corporate-level tax liability.

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

Performing loans are held at estimated fair value as determined by management, in accordance with the valuation methods described in the valuation of loans section of footnote 2 of the Fund’s Annual Report on Form 10-K for the year ended December 31, 2008 (Summary of Significant Accounting Policies).  Critical factors in determining the fair value of a loan include payment history, collateral position, financial strength of the borrower, prospects for the borrower's raising future equity rounds, likelihood of sale or acquisition of the borrower, and length of expected holding period of the loan, as well as an evaluation of the general interest rate environment.  The actual value of the loans may differ from management's estimates which would affect net income as well as assets.

Results of Operations –For the three months ended March 31, 2009 and 2008

Total investment income for the three months ended March 31, 2009 and 2008 was $5.9 million and $3.8 million, respectively, of which $5.9 million and $3.7 million, respectively, consisted of interest on venture loans outstanding.  The remaining income consisted of interest and dividends on the temporary investment of cash, the forfeiture of deposits from prospective borrowers, late fees from borrowers, other income from commitment fees, warrants received for loans that will never be funded, and incentive fees received on a certain loan. Performing loans increased from $92.0 million as of December 31, 2007, to $110.7 million as of March 31, 2008, to $167.5 million as of December 31, 2008, before declining to $148.3 million as of March 31, 2009.

Total expenses were $1.6 million and $2.4 million for the three months ended March 21, 2009 and 2008, respectively. Management fees were the largest expense.  Management fees for the three months ended March 31, 2009 and 2008 were $1.4 million and $1.7 million, respectively. Management fees for three months ended March 31, 2009 were lower than management fees for the three months ended  March 31, 2008 because commencing February 21, 2009 (the two year anniversary of the Fund), management fees are based on assets under management as opposed to committed capital. The assets under management were lower than committed capital for the period from February 21, 2009 through March 31, 2009.

Total interest expense was less than $0.1 million and $0.6 million for the three months ended March 31, 2009 and 2008, respectively.  Average debt outstanding under the bank facility was $0 and $41.8 million for the three months ended March 31, 2009 and 2008, respectively. The debt facility was not in place until February 2009 and there have yet to be any draws against this direct financial obligation of the Fund. Therefore, there was a reduction in interest incurred for the three months ended March 31, 2009 as there was for the three months ended March 31, 2008. The interest expense for 2009 consists of fees paid on the facility and amortized costs of the facility. The average interest rate for the three months ended March 31, 2009 could not be calculated because there was no debt outstanding as of March 31 2009. The average interest rate was 4.2% for the three months ended March 31, 2008. See the discussion under the Risk Factor entitled “Leverage” in the Fund’s 10-K dated December 31, 2008 for information about the interest rate hedging transactions entered into by the Fund to attempt to limit risks associated with borrowing at variable rates but lending at fixed rates.

Total banking and professional fees for the three months ended March 31, 2009 and 2008 were $0.1 million and $0.2 million respectively.  This increase is primarily due to increases in professional fees during 2009.

Total other operating expenses for the three months ended March 31, 2009 and 2008 were less than $0.1 million respectively.

Net investment income for the three months ended March 31, 2009 and 2008 was $4.3 million and $1.4 million, respectively.

Total net realized loss from investment transactions was $(0.2) million and $0 for the three months ended March 31, 2009 and 2008 respectively. The realized losses consist of write offs of loans.

Net realized and unrealized loss from hedging activities was $0 and $(0.7) million for the three months ended March 31, 2009 and 2008. The realized and unrealized loss consist of the unrealized gains and losses from hedging activities and the net interest received or paid on the interest rate swap transaction beginning with the quarter ended September 30, 2008.

Net change in unrealized loss from investment activities was $(4.1) million for the three months ended March 31, 2009.  The unrealized loss consists of fair market value adjustment taken against loans.  There was no unrealized loss from loans for the three months ended March 31, 2008.

Net increase (decrease) in net assets resulting from operations for the three months ended March 31, 2009 and 2008 was $(0.1) million and $ 0.7 million, respectively.  On a per share basis, the net increase (decrease) in net assets resulting from operations was $(1.02) and $6.68 for the three months ended March 31, 2009 and 2008, respectively.

Liquidity and Capital Resources – March 31, 2009 and December 31, 2008

Total capital contributed to the Fund was $193.5 million, prior to distribution of capital, as of March 31, 2009 and December 31, 2008, respectively.  Committed capital to the Company at March 31, 2009 and December 31, 2008 was $270.0 million, of which $202.5 million has been called.  The remaining $67.5 million in committed capital as of March 31, 2009 is due to expire in February 2012 as the five year anniversary will have passed, at which time no further capital can be called.

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

As of March 31, 2009 and December 31, 2008, 15.3% and 11.3%, respectively, of the Fund's assets consisted of cash and cash equivalents.  The Fund invested its assets in venture loans during the three months ended March 31, 2009 and 2008.  Amounts disbursed under the Fund's loan commitments totaled approximately $12.1 million during the three months ended March 31, 2009.  Net loan amounts outstanding after amortization and reserves decreased by approximately $15.6 million for the same period.  Unexpired, unfunded commitments totaled approximately $23.9 million as of March 31, 2009.

As of	Cumulative Amount Disbursed	Principal Reductions	Balance Outstanding – Fair Value	Unexpired Unfunded Commitments
March 31, 2009	$246.2 million	$91.2 million	$155.0 million	$23.9 million
December 31, 2008	$234.1 million	$63.5 million	$170.6 million	$29.0 million

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

Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net income by less than $0.1 million.  This translates to less than 1% of net income for the months ended March 31, 2009.  Although management believes that this measure is indicative of the Fund's sensitivity to interest rate changes, it makes estimates to adjust for potential changes in credit quality, size and composition of the balance sheet and other business developments that could affect net income.  Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

Item 1A.

Risk Factors

See item 1A – ‘Risk Factors’ in the Fund’s 2008 Annual Report on Form 10-K for a detailed description of the risks attendant to the Fund and its business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Prior to the Fund’s commencement of operations on February 21, 2007, the Fund sold 100,000 shares to the Fund’s sole shareholder, Venture Lending & Leasing V, LLC for $25,000 in September 2006.  No other shares of the Fund have been sold; however, the Fund received an additional $193.5 million of paid in capital during the period from February 21, 2007 through March 31, 2009 which is expected to be used to acquire venture loans and fund operations.

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

3(ii)	Amended and Restated Bylaws of the Fund, incorporated by reference to the Fund’s Form 10-Q filed with the Securities and Exchange Commission, November 13, 2008.
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

VENTURE LENDING & LEASING V, INC.

(Registrant)

By:

/S/ Ronald W. Swenson

By:

/S/ Martin D. Eng

Ronald W. Swenson

Martin D. Eng

Chairman and Chief Executive Officer

Chief Financial Officer

Date:

May 13, 2009

Date:

May 13, 2009

EXHIBIT INDEX

Exhibit Number	Description
3(i)

Articles of Incorporation of the Fund as filed with the Maryland Secretary of State on August 21, 2006, incorporated by reference to the Fund’s Form 10 filed with the Securities and Exchange Commission on October 10, 2006.

3(ii)	Amended and Restated Bylaws of the Fund, incorporated by reference to the Fund’s Form 10-Q filed with the Securities and Exchange Commission, November 13, 2008.
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

Date: May 13, 2009

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

Date: May 13, 2009

/S/ Ronald W. Swenson

Ronald W. Swenson

Chief Executive Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing V, Inc. (the "Fund") on Form 10-Q for the period ending March 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ronald W. Swenson, Chief Executive Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Ronald W. Swenson

Ronald W. Swenson
Chief Executive Officer
May 13, 2009

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing V, Inc. (the "Fund") on Form 10-Q for the period ending March 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Martin D. Eng, Chief Financial Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Martin D. Eng

Martin D. Eng

Chief Financial Officer
May 13, 2009