Form 10-Q
period 2009-06-30
Venture Lending & Leasing V, Inc.
filed 2009-08-13
CIK 1376067

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the  preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ¨   No ¨

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Outstanding as of August 13, 2009

Common Stock, $.001 par value

100,000

VENTURE LENDING & LEASING V, INC.

INDEX

PART I -- FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)

As of June 30, 2009 and December 31, 2008

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2009 and 2008

Condensed Statements of Changes in Net Assets (Unaudited)

For the three and six months ended June 30, 2009 and 2008

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2009 and 2008

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

Item 3.

Defaults Upon Senior Securities

Item 4.

Submission of Matters to a Vote of Security Holders

Item 5.

Other Information

Item 6.

Exhibits

SIGNATURES

VENTURE LENDING & LEASING V, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

AS OF JUNE 30, 2009 AND DECEMBER 31, 2008

	June 30, 2009	December 31, 2008
ASSETS
Loans, at estimated fair value
(Cost of $155,889,167 and $172,349,873)	$ 149,514,167	$ 170,594,873
Cash and cash equivalents	28,261,995	21,972,037
Other investment (Cost of $775,000)	40,000	-
Other assets	2,460,008	2,319,597

Total assets	180,276,170	194,886,507

LIABILITIES
Borrowings under debt facility	1,000,000	-
Accrued management fees	1,126,726	1,687,500
Accounts payable and other accrued liabilities	353,320	492,892

Total liabilities	2,480,046	2,180,392

NET ASSETS	$ 177,796,124	$ 192,706,115

Analysis of Net Assets:

Capital paid in on shares of capital stock	$ 193,525,000	$ 193,525,000
Return of capital distributions	(7,721,868)	(3,593,240)
Distributable income (accumulated deficit)	(8,007,008)	2,774,355
Net assets (equivalent to $1,777.96 and $1,927.06 per share based on
100,000 shares of capital stock outstanding - See Note 5)	$ 177,796,124	$ 192,706,115

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING V, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

INVESTMENT INCOME:
Interest on loans	$ 5,674,453	$ 4,595,262	$ 11,543,655	$ 8,277,567
Other interest and other income	7,873	98,797	11,674	266,282
Total investment income	5,682,326	4,694,059	11,555,329	8,543,849

EXPENSES:
Management fees	1,126,726	1,687,500	2,566,558	3,375,000
Interest expense	66,836	680,105	97,758	1,243,756
Banking and professional fees	135,024	862,851	250,860	1,038,342
Other operating expenses	26,293	36,435	49,349	53,875
Total expenses	1,354,879	3,266,891	2,964,525	5,710,973
Net investment income	4,327,447	1,427,168	8,590,804	2,832,876

Net realized loss from investments	(2,176,922)	-	(2,399,810)	-
Net change in unrealized loss from
investments	(1,212,290)	-	(5,355,000)	-
Net realized and unrealized gain (loss)
from hedging activities	-	501,904	-	(236,228)
Net realized and unrealized gain (loss) from
investment and hedging activities	(3,389,212)	501,904	(7,754,810)	(236,228)

Net increase in net assets resulting
from operations	$ 938,235	$ 1,929,072	$ 835,994	$ 2,596,648
Net increase in net assets resulting from
operations per share	$ 9.38	$ 19.29	$ 8.36	$ 25.97
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING V, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Increase in net assets resulting from operations:
Net investment income	$ 4,327,447	$ 1,427,168	$ 8,590,804	$ 2,832,876
Net realized loss from investments	(2,176,922)	-	(2,399,810)	-
Net change in unrealized loss from investments	(1,212,290)	-	(5,355,000)	-
Net realized and unrealized gain (loss) from
hedging activities	-	501,904	-	(236,228)

Net increase in net assets resulting
from operations	938,235	1,929,072	835,994	2,596,648

Distributions of income to shareholder	(3,146,152)	-	(11,617,357)	-
Return of capital to shareholder	(4,128,628)	(2,134,128)	(4,128,628)	(3,323,063)
Capital share transactions	-	27,500,000	-	51,500,000
Total increase (decrease)	(6,336,545)	27,294,944	(14,909,991)	50,773,585

Net assets
Beginning of period	184,132,669	80,555,073	192,706,115	57,076,432

End of period	$ 177,796,124	$ 107,850,017	$ 177,796,124	$ 107,850,017

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING V, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2009

	For the Six Months Ended June 30, 2009	For the Six Months Ended June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$ 835,994	$ 2,596,648
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized loss from investments	2,399,810	-
Net change in unrealized loss from investments	5,355,000	-
Net realized and unrealized loss from hedging activities	-	236,228
Amortization of deferred costs related to borrowing facility	50,996	663,639
Net (increase) decrease in other assets	102,314	(714,068)
Net decrease in accounts payable, other accrued liabilities,
and accrued management fees	(700,346)	(7,130)
Origination of loans	(32,110,315)	(75,019,528)
Principal payments on loans	41,961,400	17,644,901
Acquisition of equity securities	(1,536,174)	(3,036,557)
Net increase in other investment	(775,000)	-
Net cash provided by (used in) operating activities	15,583,679	(57,635,867)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distribution to shareholder	(10,000,000)	-
Contributions from shareholder	-	51,500,000
Payment of bank facility fees and costs	(293,721)	-
Borrowings under debt facility	1,000,000	30,400,000
Repayment of debt facility	-	(5,400,000)
Net cash provided by (used in) financing activities	(9,293,721)	76,500,000
Net increase in cash and cash equivalents	6,289,958	18,864,133
CASH AND CASH EQUIVALENTS:
Beginning of period	21,972,037	8,838,310
End of period	$ 28,261,995	$ 27,702,443
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE YEAR FOR:
Interest	$ 96,008	$ 1,252,005
NON-CASH ACTIVITIES:
Receipt of equity securities as repayment of loan	$ 4,209,811	$ 286,506
Distributions of equity securities to shareholder	$ 5,745,985	$ 3,323,063

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

In the Manager's opinion, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading.  The interim results for the three and six months ended June 30, 2009 are not necessarily indicative of what the results would be for a full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2008.

Certain amounts in the prior period financial statements have been reclassified to conform to the current financial statement presentation.  These reclassifications had no impact on previously reported net increase in net assets resulting from operation or net assets.

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

Valuation Methods

As of June 30, 2009 and December 31, 2008, the financial statements include nonmarketable investments ($149,554,167 and $170,594,873 or approximately 83% and 88% of total assets, respectively) with fair values determined by the Manager in the absence of readily determinable market values.  Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.  Below is the information used by the Manager in making these estimates.

Venture loans are generally held to maturity as there is no secondary market for the loans and are recorded at estimated fair value. The determination of fair value is based on the amount for which an investment could be exchanged in a current sale, which assumes an orderly disposition over a reasonable period other than in a forced sale. Management considers the fact that no ready market exists for substantially all of the investments held by the Fund. Management determines whether to adjust the estimated fair value of a loan based on a credit analysis of the borrower, which generally includes consideration of several factors, including but not limited to the borrower’s payment history, available cash and “burn rate,” revenues, net income or loss, the likelihood that the borrower will be able to secure additional financing in the future, as well as an evaluation of the general interest rate environment.  The amount of any valuation adjustment is determined based upon an analysis of the expected recovery from the borrower, including consideration of factors such as the nature and quality of the Fund’s security interests in collateral, the estimated value of the Fund’s collateral, the size of the loan, and the estimated time that will elapse before the Fund achieves a recovery.

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

As of June 30, 2009, loans with a cost basis and fair value of $11.9 million and $5.6 million, respectively, have been classified as nonaccrual. As of December 31, 2008, loans with a cost basis and fair value of $4.8 million and $3.1 million, respectively, have been classified as nonaccrual.

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

The Fund had previously entered into an interest rate swap agreement to hedge its interest rate on its borrowings under its debt facility. Unrealized gains and losses from hedging activities are separately reported from unrealized gains and losses from investments and are included in realized and unrealized gain (loss) from hedging activities in the condensed statement of operations.  Also included in realized and unrealized gain (loss) from hedging activities is the net interest received or paid on the interest rate swap transactions beginning with the quarter ended September 30, 2008 (amounts were previously included in interest expense and were not considered material). As of June 30, 2009, the Fund did not have any swap transactions.

Deferred Bank Fees

Through June 2009, the deferred bank fees and costs associated with the debt facility have been allocated over the estimated life of the facility, which was determined to be February 2011 (see Note 6).

Recently Issued Accounting Pronouncements

 In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS 133” (“SFAS 161”). SFAS No. 161 requires entities with derivative instruments to provide enhanced disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivative instruments, and disclosures about credit risk related contingent features in derivative agreements. The required information is intended to provide financial statement users an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) and how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows.  It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  This statement was effective for the Fund in the first quarter of fiscal 2009.  The adoption of this statement did not have a material effect on the Fund’s financial statements.

In April 2009, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“SFAS 157-4”). The FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”), when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSP is effective for interim and annual periods ending after June 15, 2009. The adoption of this statement did not have a material effect on the Fund’s financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board Opinion (APB)

28-1, “Interim Disclosures about Fair Value of Financial Instruments.” (“FAS 107-1”). The FSP requires the fair value disclosure of financial instruments mandated by SFAS No. 107, “Disclosures about Fair Value of Financial

Instruments” to be reported for interim periods. The FSP, which applies only to disclosures, is effective for the quarter ending June 30, 2009 with earlier application permitted. The adoption of this statement did not have a material effect on the Fund’s financial statements.

In June 2009, the FASB issued guidance with the objective to replace original hierarchy of accounting principles and to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB. This is to be applied by nongovernmental entities in the preparation of financial statements in conformity with Generally Accepted Accounting Standards (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Fund is currently evaluating the impact, if any, that the adoption of the guidance will have on the Fund’s financial statements.

Tax Status

The Fund plans on qualifying as a Regulated Investment Company (“RIC”) and elected RIC treatment when it filed its tax return in 2007.  As long as the Fund qualifies as a RIC, it will not pay any federal or state corporate income tax on income that is distributed to its shareholder (pass-through status).  Should the Fund not qualify as a RIC or lose its qualification as a RIC, it could be taxed as an ordinary corporation on its taxable income for that year (even if that income is distributed to its shareholder), and all distributions out of its earnings and profits will be taxable to its shareholder as ordinary income.  As of June 30, 2009, the Fund had no uncertain tax positions.

The Fund's tax years open to examination by major jurisdictions are 2006 and forward.

3.

SUMMARY OF INVESTMENTS

Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working capital up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment. As of June 30, 2009, the Fund's investments in loans are primarily to companies based within the United States and are diversified among borrowers in the industry segments shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below  (the sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).

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

Loan balances are summarized by borrower.  Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded. Each loan drawn under a commitment has a different maturity date and amount.  For the three month period ended June 30, 2009 and 2008, the weighted-average interest rate on performing loans was 15.78% and 14.54%, respectively. For the six month period ended June 30, 2009 and 2008, the weighted-average interest rate on performing loans was 15.21% and 14.45%, respectively. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including volatility, early payoffs, and recovery of interest from non-performing assets.

Loans as of June 30, 2009 are in non-affiliates and consist of the following:

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 6/30/09	6/30/09	Maturity Date
Biotechnology
Acumen Pharmaceuticals, Inc.		$215,867	$215,867	6/1/10
Bioabsorbable Therapeutics, Inc.		488,657	988,657	*
SanBio, Inc.		997,003	997,003	6/1/10
Trellis Bioscience, Inc.		373,457	373,457	12/1/10
Subtotal:	1.2%	$2,074,984	$2,574,984

Carrier Networking
Asoka, Inc.		$379,493	$379,493	1/1/11
Demi Energy, Inc.		96,161	96,161	*
Kodiak Networks, Inc.		467,007	467,007	4/1/10
Opvista, Inc.		842,938	1,682,938	*
Wavebender Inc.		105,643	105,643	1/1/11
Subtotal:	1.1%	$1,891,242	$2,731,242

Computers & Storage
Cloudshield, Inc.		$1,861,560	$1,861,560	4/1/11
D-Wave Systems, Inc.		133,850	133,850	7/1/10
Gear Six, Inc.		398,331	398,331	7/1/10
NComputing, Inc.		683,576	683,576	9/1/10
Vidyo, Inc.		1,248,599	1,248,599	10/1/10
Subtotal:	2.4%	$4,325,916	$4,325,916

Enterprise Networking
Envivio, Inc.		$2,157,490	$2,157,490	1/1/11
PacketMotion, Inc.		1,054,323	1,054,323	3/1/11
Vyatta, Inc.		1,170,232	1,170,232	2/1/11
Subtotal:	2.5%	$4,382,045	$4,382,045

Internet
Aggregate Knowledge, Inc.		$654,855	$654,855	12/1/11
Arcadia Entertainment, Inc.		116,367	266,367	*
Blekko, Inc.		382,313	382,313	12/1/11
BuzzLogic, Inc.		694,164	694,164	8/1/11
Collarity, Inc.		715,820	715,820	12/1/10
Cuil, Inc.		4,158,709	4,158,709	12/1/12
Delve Networks, Inc.		403,342	403,342	7/1/11
Donnerwood Media, Inc.		584,881	584,881	5/1/11
eduFire, Inc.		327,126	327,126	2/1/12
EForce Media, Inc.		762,432	1,512,432	*
Flock, Inc.		423,404	423,404	5/1/10
Genius, Inc.		777,739	777,739	7/1/12
iGroup Network, Inc.		90,606	90,606	8/1/10
Inigral, Inc.		119,579	119,579	8/1/11
Insider Guides, Inc.		3,334,739	3,334,739	4/1/12
Loomia, Inc.		430,699	430,699	12/1/11
Multiply, Inc.		722,173	722,173	9/1/11
Pathway Genomics Corporation		1,165,758	1,165,758	1/1/12
Performline, Inc.		286,661	286,661	12/1/11
Philotic, Inc.		185,340	185,340	1/1/12

ProQuo, Inc.		129,460	259,460	*
Quantcast Corporation		4,525,528	4,525,528	6/1/12
Radar Networks, Inc.		441,493	441,493	10/1/10
RPM Communications, Inc.		62,632	222,632	*
Sharpcast, Inc.		282,681	282,681	5/1/11
TheFind, Inc.		957,531	957,531	12/1/11
ThisNext, Inc.		541,908	541,908	5/1/11
Topsy Labs, Inc.		838,916	838,916	5/1/12
Ustream.TV, Inc.		1,525,258	1,525,258	4/1/12
Videojax, Inc.		323,719	323,719	11/1/11
Worktopia, Inc.		685,023	685,023	11/1/11
Youku.com, Inc.		3,580,783	3,580,783	1/1/12
Subtotal:	17.0%	$30,231,639	$31,421,639

Medical Devices
Accuri Cytometers, Inc.		$530,834	$530,834	9/1/10
AirXpanders, Inc.		519,364	519,364	9/1/11
Ample Medical, Inc.		144,398	144,398	12/1/10
Biomerix Corporation		1,194,205	1,194,205	12/1/11
Broncus Technologies, Inc.		4,051,242	4,051,242	8/1/11
CV Ingenuity, Inc.		198,073	198,073	8/1/12
CyberHeart, Inc.		1,240,526	1,240,526	8/1/11
Emphasys Medical, Inc.		12,730	1,637,730	*
EnteroMedics, Inc.		4,871,456	4,871,456	12/1/11
Evera Medical, Inc.		554,032	554,032	9/1/11
HandyLab, Inc.		1,908,263	1,908,263	4/1/12
iBalance Medical, Inc.		972,852	972,852	9/1/10
Intellidx, Inc.		1,504,214	1,504,214	4/1/11
Nellix, Inc.		5,164,880	5,164,880	12/1/11
Peak Surgical, Inc.		1,942,493	1,942,493	6/1/12
Percutaneous Systems, Inc.		128,858	128,858	9/1/09
Softscope Medical Technologies, Inc.		355,638	355,638	6/1/11
Varix Medical Corporation		207,717	207,717	4/1/11
VasoNova, Inc.		245,882	245,882	6/1/11
Ymed, Inc.		529,944	529,944	11/1/11
Subtotal:	14.8%	$26,277,601	$27,902,601

Other Healthcare
Advanced ICU Care, Inc.		$186,075	$186,075	10/1/10
NanoSphere, Inc.		3,022,412	3,022,412	8/1/10
Skylight Healthcare Systems, Inc.		3,251,242	3,251,242	10/1/11
Subtotal:	3.6%	$6,459,729	$6,459,729

Other Technology

Astro Gaming, Inc.		$439,593	$439,593	3/1/12
EoPlex Tehcnologies, Inc.		712,985	712,985	6/1/11
Integrity Block, Inc.		105,567	105,567	12/1/11
Oryxe Energy International, Inc.		636,385	636,385	12/1/10
Sezmi Corporation		2,528,688	2,528,688	2/1/12
Solaria Corporation		3,489,642	3,489,642	3/1/11
Sub-One Technology, Inc.		524,629	524,629	12/1/11
Subtotal:	4.7%	$8,437,489	$8,437,489

Security
Dragnet Solutions, Inc.		$742,608	$742,608	6/1/11
Guardian Analytics, Inc.		815,920	815,920	8/1/11
Nevis Networks, Inc.		153,762	333,762	*
TrustedID, Inc.		767,672	767,672	6/1/11
Subtotal:	1.4%	$2,479,962	$2,659,962

Semiconductors & Equipment
Alereon, Inc.		$1,071,891	$1,071,891	7/1/10
Azuro, Inc.		1,762,610	1,762,610	9/1/11
Bitwave Semiconductor, Inc.		242,673	242,673	12/1/09
Cswitch Corporation		202,015	272,015	*
Discera, Inc.		308,398	308,398	1/1/11
Insilica, Inc.		756,307	756,307	7/1/10
Intergrated Materials, Inc.		522,640	522,640	3/1/10
Intelleflex Corporation		561,186	1,131,186	*
InvenSense, Inc.		457,622	457,622	1/1/11
Newport Media, Inc.		3,224,815	3,224,815	5/1/12
Revera, Inc.		663,507	663,507	2/1/11
Siport, Inc.		1,192,650	1,192,650	7/1/11
Teknovus, Inc.		1,755,216	1,755,216	9/1/11
Tela Innovations, Inc.		637,923	637,923	7/1/11
Zenverge, Inc.		754,693	754,693	7/1/11
Subtotal:	7.9%	$14,114,146	$14,754,146

Software
Anchor Intelligence, Inc.		$822,005	$822,005	12/1/11
Athena Design Systems, Inc.		129,381	129,381	*
Berkeley Design Automation, Inc.		821,071	821,071	4/1/11
BlueRoads Corporation		102,388	812,388	*
Canopy Financial, Inc.		4,131,207	4,131,207	7/1/12
Cloudmark, Inc.		3,332,698	3,332,698	12/1/11
Demandbase, Inc.		434,353	434,353	11/1/10
Emergent Game Technologies, Inc.		2,777,093	2,777,093	4/1/12
Enkata Technologies, Inc.		90,712	90,712	4/1/10

Evincii, Inc.		128,015	128,015	10/1/10
Future Point Systems, Inc.		180,696	180,696	4/1/12
Gazillion, Inc.		1,777,244	1,777,244	3/1/11
Integrien, Inc.		476,818	476,818	7/1/10
IT Structures, Ltd.		2,565,665	2,565,665	2/1/12
JasperSoft, Inc.		1,125,090	1,125,090	5/1/11
Kabira Technologies, Inc.		1,548,786	1,548,786	12/1/10
Kareo, Inc.		123,976	123,976	12/1/10
Knowledge Adventure, Inc.		1,303,822	1,303,822	11/1/11
Market6, Inc.		550,738	550,738	7/1/10
Orb Networks, Inc.		231,924	231,924	8/1/10
RingCube Technologies, Inc.		873,274	873,274	10/1/11
SOA Software, Inc.		2,427,237	2,427,237	4/1/11
Universal Ad, Inc.		352,032	352,032	10/1/10
Verix, Inc.		1,527,263	1,527,263	5/1/11
Viewdle, Inc.		453,996	453,996	12/1/11
Xtime, Inc.		680,940	680,940	7/1/11
Zoove Corporation		131,536	131,536	7/1/11
Subtotal:	16.4%	$29,099,960	$29,809,960

Technology Services
OpSource, Inc.		$2,593,204	$2,593,204	12/1/11
SG Micro, Inc.		518,973	518,973	4/1/11
Subtotal:	1.8%	$3,112,177	$3,112,177

Wireless
Cellfire, Inc.		$1,609,368	$1,609,368	4/1/11
DeFi Mobile, Ltd.		240,953	240,953	2/1/11
Dilithium Networks, Inc.		1,961,448	1,961,448	6/1/11
Emotive Communications, Inc.		481,236	481,236	1/1/11
Hands-On Mobile, Inc.		1,287,563	1,287,563	5/1/10
July Systems, Inc.		523,480	523,480	*
Nextivity, Inc.		1,376,264	2,066,264	*
Ortiva Wireless, Inc.		1,313,058	1,313,058	5/1/11
Quickoffice, Inc.		1,395,902	1,395,902	1/1/12
SandLinks, Inc.		431,485	431,485	6/1/10
Send Me, Inc.		1,931,828	1,931,828	4/1/12
SmartDrive Systems, Inc.		440,030	440,030	6/1/10
Venturi Wireless, Inc.		1,163,853	1,163,853	1/1/12
Vivotech, Inc.		2,470,809	2,470,809	8/1/11
Subtotal:	9.4%	$16,627,277	$17,317,277

Total: (Cost of 155,889,167)	84.1%	$149,514,167	$155,889,167

* As of June 30, 2009, loans with a cost basis and fair value of $11.9 million and $5.6 million, respectively have been classified as nonaccrual. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

Loans as of December 31, 2008 are in non-affiliates and consist of the following (industry classifications are unaudited):

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 12/31/08	12/31/08	Maturity Date

Biotechnology
Acumen Pharmaceuticals, Inc.		$416,309	$416,309	8/1/10
Bioabsorbable Therapeutics, Inc.		988,657	988,657	*
LightSpeed Genomics, Inc.		267,043	267,043	6/1/11
SanBio, Inc.		1,859,376	1,859,376	10/1/10
Trellis Bioscience, Inc.		560,046	560,046	12/1/10
Subtotal:	2.1%	$4,091,431	$4,091,431

Carrier Networking
Asoka, Inc.		$546,096	$546,096	3/1/10
Demi Energy, Inc.		121,702	121,702	4/1/11
Kodiak Networks, Inc.		711,785	711,785	4/1/10
Opvista, Inc.		1,774,018	1,774,018	5/1/10
Wavebender, Inc.		345,666	345,666	9/1/10
Subtotal:	1.8%	$3,499,267	$3,499,267

Computers & Storage
Cloudshield, Inc.		$2,341,019	$2,341,019	4/1/11
D-Wave Systems, Inc.		231,049	231,049	7/1/10
Gear Six, Inc.		586,852	586,852	7/1/10
NComputing, Inc.		906,331	906,331	9/1/10
Vidyo, Inc.		1,655,042	1,655,042	10/1/10
Subtotal:	3.0%	$5,720,293	$5,720,293

Enterprise Networking
Envivio, Inc.		$2,809,673	$2,809,673	1/1/11
GridNetworks, Inc.		964,148	964,148	6/1/11
PacketMotion, Inc.		1,292,288	1,292,288	3/1/11
Vyatta, Inc.		1,214,315	1,214,315	2/1/11
Subtotal:	3.3%	$6,280,424	$6,280,424

Internet
Aggregate Knowledge, Inc.		$772,387	$772,387	12/1/11
Arcadia Entertainment Inc.		309,508	309,508	8/1/11

Authentic Response, Inc.		448,609	448,609	12/1/11
Blekko, Inc.		887,555	887,555	8/1/11
BuzzLogic Inc.		911,221	911,221	5/1/11
Collarity, Inc.		4,717,519	4,717,519	12/1/12
Cuil, Inc.		480,435	480,435	7/1/11
Delve Networks, Inc.		583,387	583,387	5/1/11
Donnerwood Media, Inc.		780,436	1,530,436	*
EForce Media, Inc.		611,751	611,751	5/1/10
Flock, Inc.		230,417	230,417	8/1/10
Genius, Inc.		124,838	124,838	8/1/10
iGroup Network, Inc.		141,574	141,574	8/1/11
Inigral, Inc.		2,100,671	2,100,671	11/1/11
Insider Guides, Inc.		1,443,074	1,443,074	7/1/11
Like.com		478,763	478,763	12/1/11
Loomia, Inc.		863,958	863,958	9/1/11
Multiply, Inc.		511,342	511,342	9/1/11
NetBase Solutions, Inc.		163,269	163,269	7/1/11
Philotic, Inc.		397,400	397,400	12/1/10
ProQuo, Inc.		1,604,513	1,604,513	12/1/11
Quantcast Corporation		2,272,473	2,272,473	12/1/11
Radar Networks, Inc.		604,757	604,757	10/1/10
RPM Communications, Inc.		579,620	579,620	12/1/10
Sharpcast, Inc.		482,272	482,272	12/1/10
TheFind, Inc.		274,759	274,759	8/1/10
ThisNext, Inc.		1,140,560	1,140,560	12/1/11
Ustream.TV, Inc.		696,777	696,777	5/1/11
Videojax, Inc.		167,964	167,964	10/1/10
Youku.com, Inc.		4,065,328	4,065,328	12/1/11
Subtotal:	15.0%	$28,847,137	$29,597,137

Medical Devices
Accuri Cytometers, Inc.		$719,964	$719,964	9/1/10
AirXpanders, Inc.		568,885	568,885	9/1/11
Ample Medical, Inc.		182,100	182,100	12/1/10
Biomerix Corporation		1,440,309	1,440,309	12/1/11
Broncus Technologies, Inc.		4,776,006	4,776,006	8/1/11
CyberHeart, Inc.		1,446,125	1,446,125	8/1/11
Emphasys Medical, Inc.		5,798,638	5,798,638	1/1/11
EnteroMedics, Inc.		4,741,481	4,741,481	12/1/11
Evera Medical, Inc.		652,304	652,304	3/1/11
HandyLab, Inc.		1,891,377	1,891,377	12/1/10
iBalance Medical, Inc.		1,130,235	1,130,235	9/1/10
Intellidx, Inc.		1,821,166	1,821,166	4/1/11
Nellix, Inc.		6,178,619	6,178,619	12/1/11

NeoGuide Systems, Inc.		1,668,873	1,668,873	7/1/10
Percutaneous Systems, Inc.		336,520	336,520	9/1/09
Softscope Medical Technologies, Inc.		441,834	441,834	6/1/11
Varix Medical Corporation		272,577	272,577	4/1/11
VasoNova, Inc.		296,167	296,167	6/1/11
Subtotal:	17.8%	$34,363,180	$34,363,180

Other Healthcare
Advanced ICU Care, Inc.		$257,271	$257,271	10/1/10
NanoSphere, Inc.		4,040,565	4,040,565	8/1/10
Skylight Healthcare Systems, Inc.		3,920,000	3,920,000	10/1/11
Subtotal:	4.3%	$8,217,836	$8,217,836

Other Technology
EoPlex Tehcnologies, Inc.		$874,681	$874,681	6/1/11
Integrity Block, Inc.		123,197	123,197	12/1/11
Oryxe Energy International, Inc.		868,850	868,850	5/1/10
Sezmi Corporation		2,447,672	2,447,672	5/1/11
Solaria Corporation		4,319,935	4,319,935	3/1/11
Sub-One Technology, Inc.		622,595	622,595	12/1/11
Triformix, Inc.		66,758	66,758	3/1/09
Subtotal:	4.8%	$9,323,688	$9,323,688

Security
Dragnet Solutions, Inc.		$898,618	$898,618	6/1/11
Guardian Analytics Inc.		999,191	999,191	8/1/11
Nevis Networks Inc.		177,023	357,023	*
TrustedID, Inc.		935,522	935,522	6/1/11
Subtotal:	1.6%	$3,010,354	$3,190,354

Semiconductors & Equipment
Alereon, Inc.		$1,230,053	$1,230,053	7/1/10
Azuro, Inc.		1,917,330	1,917,330	9/1/11
Bitwave Semiconductor, Inc.		463,960	463,960	12/1/09
Cswitch Corporation		603,107	603,107	6/1/10
Discera, Inc.		408,041	408,041	1/1/11
Insilica, Inc.		1,239,094	1,239,094	7/1/10
Intergrated Materials, Inc.		949,757	949,757	3/1/10
Intelleflex Corporation		1,368,950	1,368,950	4/1/11
InvenSense, Inc.		622,027	622,027	1/1/11
LV Sensors, Inc.		2,525,455	2,525,455	6/1/11
NetXen, Inc.		434,524	434,524	10/1/10
Revera, Inc.		824,875	824,875	2/1/11
Siport, Inc.		1,419,627	1,419,627	7/1/11

Teknovus, Inc.		1,877,846	1,877,846	9/1/11
Tela Innovations, Inc.		802,908	802,908	7/1/11
Zenverge, Inc.		372,747	372,747	3/1/11
Subtotal:	8.9%	$17,060,301	$17,060,301

Software
Anchor Intelligence, Inc.		$957,600	$957,600	12/1/11
Athena Design Systems, Inc.		118,491	118,491	*
Berkeley Design Automation, Inc.		1,195,112	1,195,112	4/1/11
BlueRoads Corporation		287,125	862,125	*
Canopy Financial, Inc.		1,576,989	1,576,989	7/1/11
Cloudmark, Inc.		2,034,718	2,034,718	12/1/11
Coghead, Inc.		729,763	979,763	*
Demandbase, Inc.		566,045	566,045	11/1/10
Enkata Technologies, Inc.		140,433	140,433	4/1/10
Evincii, Inc.		181,982	181,982	10/1/10
Future Point Systems, Inc.		434,897	434,897	4/1/11
Integrien, Inc.		628,337	628,337	7/1/10
IT Structures, Ltd.		1,590,989	1,590,989	2/1/12
JasperSoft, Inc.		1,369,660	1,369,660	5/1/11
Kabira Technologies, Inc.		1,993,845	1,993,845	12/1/10
Kareo, Inc.		164,801	164,801	7/1/10
Market6, Inc.		784,091	784,091	7/1/10
NR2B Research, Inc.		2,210,742	2,210,742	3/1/11
Orb Networks, Inc.		269,315	269,315	8/1/10
RingCube Technologies, Inc.		1,118,349	1,118,349	4/1/11
SOA Software, Inc.		2,957,245	2,957,245	4/1/11
Universal Ad, Inc.		423,708	423,708	10/1/10
Verix, Inc.		1,857,016	1,857,016	5/1/11
Visible World, Inc.		658,263	658,263	12/1/10
Xtime, Inc.		834,845	834,845	7/1/11
Zoove Corporation		156,071	156,071	7/1/11
Subtotal:	13.1%	$25,240,432	$26,065,432

Technology Services
OpSource, Inc.		$3,192,296	$3,192,296	12/1/11
SG Micro, Inc.		645,515	645,515	4/1/11
Subtotal:	2.0%	$3,837,811	$3,837,811

Wireless
Cellfire, Inc.		$2,140,000	$2,140,000	4/1/11
DeFi Mobile, Ltd,		308,247	308,247	2/1/11
Dilithium Networks, Inc.		2,357,376	2,357,376	6/1/11

Emotive Communications, Inc.		604,789	604,789	1/1/11
Hands-On Mobile, Inc.		1,893,788	1,893,788	5/1/10
Heysan, Inc.		385,110	385,110	9/1/11
July Systems, Inc.		484,935	484,935	5/1/10
Nextivity, Inc.		2,344,300	2,344,300	5/1/11
Ortiva Wireless, Inc.		1,587,322	1,587,322	5/1/11
Quickoffice, Inc.		335,390	335,390	7/1/10
SandLinks, Inc.		626,890	626,890	6/1/10
ScanR, Inc.		1,359,014	1,359,014	7/1/11
Send Me, Inc.		2,276,135	2,276,135	12/1/11
SmartDrive Systems, Inc.		627,710	627,710	6/1/10
Venturi Wireless, Inc.		929,810	929,810	11/1/10
Vivotech, Inc.		2,841,903	2,841,903	8/1/11
Subtotal:	11.0%	$21,102,719	$21,102,719

Total: (Cost of $172,349,873)	88.5%	$170,594,873	$172,349,873

*As of December 31, 2008, loans with a cost basis and fair value of $4.8 million and $3.1 million, respectively have been classified as nonaccrual. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies.  These loans are generally secured by assets of the borrowers.  As a result, the Fund is subject to general credit risk associated with such companies.  At June 30, 2009, the Fund had unexpired unfunded commitments to borrowers of $45.0 million.

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

The Fund’s cash equivalents were valued at the net asset value of the money market fund. As a result, these measurements are classified as Level 1. The Fund uses estimated exit values when determining the value of its investments.  Because these transactions are individually negotiated and unique, and there is no market in which these assets trade, the inputs for these assets, which are discussed in the Valuation Methods listed above, are classified as Level 3.

The following table presents the balances of assets as of June 30, 2009 and December 31, 2008 measured at fair value on a recurring basis:

As of June 30, 2009	Level 1	Level 3	Total
ASSETS:
Loans to borrowers	$ -	$ 149,514,167	$ 149,514,167
Other investment	-	40,000	40,000
Cash equivalents	28,261,995	-	28,261,995
Total assets	$ 28,261,995	$ 149,554,167	$ 177,816,162

As of December 31, 2008	Level 1	Level 3	Total
ASSETS:
Loans to borrowers	$ -	$ 170,594,873	$ 170,594,873
Cash equivalents	21,972,037	-	21,972,037
Total assets	$ 21,972,037	$ 170,594,873	$ 192,566,910

The following table provides a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

	For the Six		For the Six
	Months Ended		Months Ended
	June 30, 2009		June 30, 2008
	Loans to borrowers	Other investment	Loans to borrowers	Other investment
Beginning balance	$ 170,594,873	$ -	$ 91,964,991	$ -
Additional acquisitions	32,110,315	875,000	75,019,528	-
Principal reductions	(46,171,211)	(100,000)	(17,931,407)	-
Net change in unrealized loss from
investments	(4,620,000)	(735,000)	-	-
Net realized loss from investments	(2,399,810)	-	-	-
Ending balance	$ 149,514,167	$ 40,000	$ 149,053,112	$ -

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

5.

CAPITAL STOCK

As of June 30, 2009 and December 31, 2008, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company is $270.0 million.  Total contributed capital to the Company through June 30, 2009 and December 31, 2008 was $202.5 million, of which $193.5 million was contributed to the Fund.

The chart below shows the distributions of the Fund for the six months ended June 30, 2009 and 2008.

	For the Six Months Ended	For the Six Months Ended
	June 30, 2009	June 30, 2008
Cash distributions	$ 10,000,000	$ -
Distributions of equity securities	5,745,985	3,323,063

Total distributions to shareholder	$ 15,745,985	$ 3,323,063

Final classification of the distributions as either a return of capital or a distribution of income is an annual determination made at the end of each year dependent upon the Fund’s current year and cumulative earnings and profits.

6.  DEBT FACILITY

On February 20, 2009, the Fund entered into agreements with Union Bank, N.A. that established a secured revolving loan facility in an initial amount of up to $30,000,000.  The Fund has the option to request that lenders providing such facility increase the borrowing availability thereunder to no more than $230,000,000 in the aggregate, as commitments may be obtained, however, the lenders are under no obligation to do so.  Additional fees would be required to be paid in order to upsize the facility. Loans under the facility may be, at the option of the Fund, either Reference Rate loans or LIBOR loans. The interest rate on this facility is LIBOR plus 2.50 percent or Reference Rate plus 0.75 percent. The facility will terminate on February 18, 2011, but can be accelerated under an event of default such as failure by the Fund to make timely interest or principal payments.  As of June 30, 2009, the balance of the Fund’s outstanding debt is $1.0 million. Due to the short-term nature of the Fund’s pay down on the outstanding balance, it is considered to approximate fair value.

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

Bank fees of $155,000 were incurred in connection with initially procuring the facility.  Legal costs of $138,721 were incurred in negotiating the facility. Both the bank fees and the legal costs have been capitalized and are being amortized on a straight line basis over the expected life of the facility (February 2011).

The facility is revolving and as such does not have a specified repayment schedule, though advances are secured by the assets of the Fund and thus repayments will be required as assets decline.

The facility contains various covenants including financial covenants related to: (i) Debt to Net Worth Ratio, (ii)

Minimum Debt Service Coverage Ratio, (iii) Interest Coverage Ratio, (iv) Asset Coverage, (v) Asset Coverage Under Investment Company Act, (vi) Maximum Loan Loss Reserves, and (vii) Unfunded Commitment Ratio. There are also various restrictive covenants, including limitations on (i) the incurrence of liens, (ii) consolidations, mergers and asset sales, and (iii) capital expenditures. As of June 30, 2009, the Fund was in compliance with these covenants.

7.  OTHER INVESTMENT

In May 2009 the Fund repossessed the collateral from a borrower who was having financial difficulties.  At the time of the repossession, the loan from the borrower had a cost basis of $2,433,298 and a book value of $1,213,298.  The repossessed assets were immediately contributed to a newly formed LLC (Sensors Licensing, LLC) in conjunction with a licensing agreement between Sensors Licensing, LLC and a potential acquirer.  The Fund and Venture Lending & Leasing IV, Inc each have a 50% ownership interest in Sensors Licensing, LLC.

At the time the assets were contributed to Sensors Licensing, LLC they were valued at $1,750,000 based on expectations of cash flows from the licensing arrangement.  The Fund took a realized loss on the loan in the amount of $1,558,298 at the time the transaction was consummated.  The realized loss is the difference between the Fund’s portion of the value of the assets repossessed and the book value of $2,433,298.

Sensors Licensing, LLC was able to collect $200,000 and distributed $100,000 to the Fund prior to the licensee cancelling the agreement.  The licensee cancelled the agreement because it decided to discontinue operations in the industry segment due to macro-economic issues.

Because the collateral is highly customized and no current buyer or lessee has been identified, the Fund has taken a $735,000 fair market reduction, which represents the difference between the previously determined fair value, the collections to date, and the expected liquidation value of the assets should no buyer or lessee be found. The Fund’s portion of the expected liquidation value of the asset is $40,000.

8.  FINANCIAL HIGHLIGHTS

Accounting principles generally accepted in the United States of America require disclosure of financial highlights of the Fund for the periods presented, the three and six months ended June 30, 2009 and 2008.  The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period.  The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund.  This required methodology differs from an internal rate of return.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended June 30, 2009	For the Three Months Ended June 30, 2008	For the Six Months Ended June 30, 2009	For the Six Months Ended June 30, 2008

Total return*	2.04%	9.23%	0.91%	6.54%

Per share amounts:
Net asset value, beginning of period	$1,841.33	$805.55	$1,927.06	$570.76
Net investment income	43.27	14.27	85.91	28.33
Net change in unrealized loss and realized from
investments and hedging activities	(33.89)	5.02	(77.55)	(2.36)
Net increase (decrease) in net assets from operations	9.38	19.29	8.36	25.97
Capital contributions	-	275.00	-	515.00
Return of capital to shareholder	(41.29)	(21.34)	(41.29)	(33.23)
Income distributions to shareholder	(31.46)	-	(116.17)	-

Net asset value, end of period	$1,777.96	$1,078.50	$1,777.96	$1,078.50

Net assets, end of period	$177,796,124	$107,850,017	$177,796,124	$107,850,017

Ratios to average net assets:

Expenses*	2.94%	15.41%	3.15%	14.47%
Net investment income*	9.40%	6.73%	9.12%	7.18%
*Annualized

9.  SUBSEQUENT EVENTS

In May 2009, the FASB issued guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. In particular, the guidance sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The guidance is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively .The Fund adopted the subsequent events guidance on June 30, 2009, and adoption did not have an impact on the Fund’s financial statements. Subsequent events have been reviewed through August 13, 2009.  No additional disclosure is required.

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

Loans are held at estimated fair value as determined by management, in accordance with the valuation methods described in the valuation of loans section of Note 2 of the Fund’s Annual Report on Form 10-K for the year ended December 31, 2008 (Summary of Significant Accounting Policies).  Critical factors in determining the fair value of a loan include payment history, collateral position, financial strength of the borrower, prospects for the borrower's raising future equity rounds, likelihood of sale or acquisition of the borrower, and length of expected holding period of the loan, as well as an evaluation of the general interest rate environment.  The actual value of the loans may differ from management's estimates which would affect net income as well as assets.

Results of Operations –For the three and six months ended June 30, 2009 and 2008

Total investment income for the three months ended June 30, 2009 and 2008 was $5.7 million and $4.7 million, respectively, which primarily consisted of interest on venture loans outstanding.  Total investment income for the six months ended June 30, 2009 and 2008 was $11.6 million and $8.5 million, respectively, which primarily consisted of interest on venture loans outstanding.  Performing loans declined from $167.5 million as of December 31, 2008, to $148.3 million as of March 31, 2009 and to $144.0 million as of June 30, 2009. This was partially offset by increasing interest rates, as average interest rates increased from 14.54% for the three months ended June 30, 2008 to 15.78% for the three months ended June 30, 2009; and 14.45% for the six months ended June 30, 2008 to 15.21% for the six months ended June 30, 2009.  Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including volatility, early payoffs, and recovery of interest from non-performing assets.

Management fees for the three months ended June 30, 2009 and 2008 were $1.1 million and $1.7 million, respectively. Management fees for the six months ended June 30, 2009 and 2008 were $2.6 million and $3.4 million, respectively. Management fees for three and six months ended June 30, 2009 were lower than management fees for the three and six months ended June 30, 2008 because commencing February 21, 2009 (the two year anniversary of the Fund), management fees are based on assets under management as opposed to committed capital. The assets under management as of June 30, 2009 were lower than committed capital prior to February 21, 2009.

Total interest expense was less than $0.1 million and $0.7 million for the three months ended June 30, 2009 and

2008, respectively.  Average debt outstanding under the bank facility was $0.3 million and $54.7 million for the three months ended June 30, 2009 and 2008, respectively. Total interest expense was less than $0.1 million and $1.2 million for the six months ended June 30, 2009 and 2008, respectively. Average debt outstanding under the bank facility was $0.1 million and $49.1 million for the six months ended June 30, 2009 and 2008, respectively. The existing debt facility was not in place until February 2009 and the balance of the outstanding debt as of June 30, 2009 was $1.0 million. The interest expense incurred as of June 30, 2009 consists primarily of fees paid on the facility and amortized costs of the facility. The average interest rates for the three and six months ended June 30, 2009 were 4.68% and 6.84%. The average interest rates for the three and six months ended June 30, 2008 were 4.97% and 5.06%. See the discussion under the Risk Factor entitled “Leverage” in the Fund’s 10-K dated December 31, 2008 for information about the interest rate hedging transactions entered into by the Fund to attempt to limit risks associated with borrowing at variable rates but lending at fixed rates.

Total banking and professional fees for the three months ended June 30, 2009 and 2008 were $0.1 million and $0.9 million respectively. Total banking and professional fees for the six months ended June 30, 2009 and 2008 were $0.3 million and $1.0 million, respectively. This decrease is primarily due to decreases in banking fees during 2009.

Total other operating expenses for the three and six months ended June 30, 2009 and 2008 were less than $0.1 million, respectively.

Net investment income for the three months ended June 30, 2009 and 2008 was $4.3 million and $1.4 million, respectively. Net investment income for the six months ended June 30, 2009 and 2008 was $8.6 million and $2.8 million, respectively.

Total net realized loss from investments was $(2.2) million and zero for the three months ended June 30, 2009 and 2008 respectively. Total net realized loss from investments was $(2.4) million and zero for the six months ended June 30, 2009 and 2008, respectively. The realized losses consist of write offs of loans.

Net change in unrealized loss from investments was $(1.2) million and zero for the three months ended June 30, 2009 and 2008, respectively.  Net change in unrealized loss from investments activities was $(5.4) million and zero for the six months ended June 30, 2009 and 2008, respectively.  The unrealized loss consists of fair market value adjustment taken against loans.

Net realized and unrealized gain from hedging activities was zero and $0.5 million for the three months ended June 30, 2009 and 2008, respectively. Net realized and unrealized loss from hedging activities was zero and $(0.2) million for the six months ended June 30, 2009 and 2008, respectively. The realized and unrealized loss consist of the unrealized gains and losses from hedging activities and the net interest received or paid on the interest rate swap transaction beginning with the quarter ended September 30, 2008.

Net increase in net assets resulting from operations for the three months ended June 30, 2009 and 2008 was $0.9 million and $ 1.9 million, respectively.  On a per share basis, the net increase in net assets resulting from operations was $9.38 and $19.29 for the three months ended June 30, 2009 and 2008, respectively. Net increase in net assets resulting from operations for the six months ended June 30, 2009 and 2008 was $0.8 million and $ 2.6 million, respectively.  On a per share basis, the net increase in net assets resulting from operations was $8.36 and $25.97 for the three months ended June 30, 2009 and 2008, respectively.

Liquidity and Capital Resources – June 30, 2009 and December 31, 2008

Total capital contributed to the Fund was $193.5 million, prior to distribution of capital, as of June 30, 2009 and December 31, 2008, respectively.  Committed capital to the Company at June 30, 2009 and December 31, 2008 was $270.0 million, of which $202.5 million has been called.  The remaining $67.5 million in committed capital as of June

30, 2009 is due to expire in February 2012 as the five year anniversary will have passed, at which time no further capital can be called.

On February 20, 2009, the Fund entered into agreements with Union Bank, N.A. that established a secured revolving loan facility in an initial amount of up to $30,000,000.  The Fund has the option to request that lenders providing such facility increase the borrowing availability thereunder to no more than $230,000,000 in the aggregate, as commitments may be obtained, however, the lenders are under no obligation to do so.  Additional fees would be required to be paid in order to upsize the facility. Borrowings by the Fund will be collateralized by the personal property and other assets of the Fund.  Loans under the facility may be, at the option of the Fund, either Reference Rate loans or LIBOR loans.  The Fund will pay interest on its borrowings and will also pay a fee on the unused portion of the facility.  The facility will terminate on February 18, 2011, but can be accelerated under an event of default such as failure by the Fund to make timely interest or principal payments.  As of June 30, 2009, the balance of the Fund’s outstanding debt is $1.0 million.

As of June 30, 2009 and December 31, 2008, 15.7% and 11.3%, respectively, of the Fund's assets consisted of cash and cash equivalents.  The Fund invested its assets in venture loans during the three and six months ended June 30, 2009 and 2008.  Amounts disbursed under the Fund's loan commitments totaled approximately $32.1 million during the six months ended June 30, 2009.  Net loan amounts outstanding after amortization and fair market adjustment decreased by approximately $21.1 million for the same period.  Unexpired, unfunded commitments totaled approximately $45.0 million as of June 30, 2009.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustment	Balance Outstanding – Fair Value	Unexpired Unfunded Commitments
June 30, 2009	$266.2 million	$116.7 million	$149.5 million	$45.0 million
December 31, 2008	$234.1 million	$63.5 million	$170.6 million	$29.0 million

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

Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net income by less than $0.1 million.  This translates to 1.2% of net income for the six months ended June 30, 2009.  Although management believes that this measure is indicative of the Fund's sensitivity to interest rate changes, it makes estimates to adjust for potential changes in credit quality, size and composition of the balance sheet and other business developments that could affect net income.  Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Prior to the Fund’s commencement of operations on February 21, 2007, the Fund sold 100,000 shares to the Fund’s sole shareholder, Venture Lending & Leasing V, LLC for $25,000 in September 2006.  No other shares of the Fund have been sold; however, the Fund received an additional $193.5 million of paid in capital during the period from February 21, 2007 through June 30, 2009 which is expected to be used to acquire venture loans and fund operations.

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

3(ii)	Amended and Restated Bylaws of the Fund, incorporated by reference to the Fund’s Form 8-K filed with the Securities and Exchange Commission, May 18, 2009.
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

VENTURE LENDING & LEASING V, INC.

(Registrant)

By:

/S/ Ronald W. Swenson

By:

/S/ Martin D. Eng

Ronald W. Swenson

Martin D. Eng

Chairman and Chief Executive Officer

Chief Financial Officer

Date:

August 13, 2009

Date:

August 13, 2009

EXHIBIT INDEX

Exhibit Number	Description
3(i)

Articles of Incorporation of the Fund as filed with the Maryland Secretary of State on August 21, 2006, incorporated by reference to the Fund’s Form 10 filed with the Securities and Exchange Commission on October 10, 2006.

3(ii)	Amended and Restated Bylaws of the Fund, incorporated by reference to the Fund’s Form 8-K filed with the Securities and Exchange Commission, May 18, 2009.
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

Date: August 13, 2009

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

Date: August 13, 2009

/S/ Ronald W. Swenson

Ronald W. Swenson

Chief Executive Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing V, Inc. (the "Fund") on Form 10-Q for the period ending June 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ronald W. Swenson, Chief Executive Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Ronald W. Swenson

Ronald W. Swenson
Chief Executive Officer
August 13, 2009

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing V, Inc. (the "Fund") on Form 10-Q for the period ending June 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Martin D. Eng, Chief Financial Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Martin D. Eng

Martin D. Eng

Chief Financial Officer
August 13, 2009