Form 10-Q
period 2009-09-30
Venture Lending & Leasing V, Inc.
filed 2009-11-13
CIK 1376067

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Outstanding as of November 13, 2009

Common Stock, $.001 par value

100,000

VENTURE LENDING & LEASING V, INC.

INDEX

PART I -- FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)

As of September 30, 2009 and December 31, 2008

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2009 and 2008

Condensed Statements of Changes in Net Assets (Unaudited)

For the three and nine months ended September 30, 2009 and 2008

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2009 and 2008

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

Item 3.

Defaults Upon Senior Securities

Item 4.

Submission of Matters to a Vote of Security Holders

Item 5.

Other Information

Item 6.

Exhibits

SIGNATURES

VENTURE LENDING & LEASING V, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

	September 30, 2009	December 31, 2008
ASSETS
Loans, at estimated fair value
(Cost of $158,780,289 and $172,349,873)	$ 153,787,831	$ 170,594,873
Cash and cash equivalents	23,430,452	21,972,037
Other investment (Cost of $771,610)	36,610	-
Other assets	2,542,445	2,319,597

Total assets	179,797,338	194,886,507

LIABILITIES
Accrued management fees	1,123,733	1,687,500
Accounts payable and other accrued liabilities	154,571	492,892

Total liabilities	1,278,304	2,180,392

NET ASSETS	$ 178,519,034	$ 192,706,115

Analysis of Net Assets:

Capital paid in on shares of capital stock	$ 193,525,000	$ 193,525,000
Return of capital distributions	(8,381,500)	(3,593,240)
Distributable income (accumulated deficit)	(6,624,466)	2,774,355
Net assets (equivalent to $1,785.19 and $1,927.06 per share based on
100,000 shares of capital stock outstanding - See Note 5)	$ 178,519,034	$ 192,706,115

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING V, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

INVESTMENT INCOME:
Interest on loans	$ 5,781,224	$ 6,010,991	$ 17,324,879	$ 14,288,558
Other interest and other income	83,686	153,173	95,360	419,455
Total investment income	5,864,910	6,164,164	17,420,239	14,708,013

EXPENSES:
Management fees	1,123,733	1,687,500	3,690,291	5,062,500
Interest expense	72,634	342,034	170,393	1,585,790
Banking and professional fees	70,419	511,017	321,279	1,549,359
Other operating expenses	44,841	30,176	94,190	84,051
Total expenses	1,311,627	2,570,727	4,276,153	8,281,700
Net investment income	4,553,283	3,593,437	13,144,086	6,426,313

Net realized loss from investments	(1,723,148)	-	(4,122,957)	-
Net change in unrealized gain (loss)
from investments	1,382,542	(750,000)	(3,972,458)	(750,000)
Net realized and unrealized loss
from hedging activities	-	(252,109)	-	(488,337)
Net realized and unrealized loss
from investment and hedging activities	(340,606)	(1,002,109)	(8,095,415)	(1,238,337)

Net increase in net assets resulting
from operations	$ 4,212,677	$ 2,591,328	$ 5,048,671	$ 5,187,976
Net increase in net assets resulting from
operations per share	$ 42.13	$ 25.91	$ 50.49	$ 51.88
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING V, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Net increase in net assets resulting from operations:
Net investment income	4,553,283	$ 3,593,437	$ 13,144,086	$ 6,426,313
Net realized loss from investments	(1,723,148)	-	(4,122,957)	-
Net change in unrealized gain (loss) from investments	1,382,542	(750,000)	(3,972,458)	(750,000)
Net realized and unrealized loss from
hedging activities	-	(252,109)	-	(488,337)

Net increase in net assets resulting
from operations	4,212,677	2,591,328	5,048,671	5,187,976

Distributions of income to shareholder	(2,830,135)	-	(14,447,492)	-
Return of capital to shareholder	(659,632)	(1,038,239)	(4,788,260)	(4,361,302)
Capital share transactions	-	80,000,000	-	131,500,000
Total increase (decrease)	722,910	81,553,089	(14,187,081)	132,326,674

Net assets
Beginning of period	177,796,124	107,850,017	192,706,115	57,076,432

End of period	$ 178,519,034	$ 189,403,106	$ 178,519,034	$ 189,403,106

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING V, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2009

	For the Nine Months Ended September 30, 2009	For the Nine Months Ended September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$ 5,048,671	$ 5,187,976
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized loss from investments	4,122,957	-
Net change in unrealized loss from investments	3,972,458	750,000
Net realized and unrealized loss from hedging activities	-	(458,320)
Amortization of deferred costs related to borrowing facility	87,463	1,056,811
Net increase in other assets	(15,348)	(1,211,067)
Net decrease in accounts payable, other accrued liabilities,
and accrued management fees	(902,088)	(638,272)
Origination of loans	(55,621,324)	(109,717,001)
Principal payments on loans	60,818,232	30,215,641
Acquisition of equity securities	(2,786,033)	(4,287,199)
Net increase in other investment	(771,610)	-
Net cash provided by (used in) operating activities	13,953,378	(79,101,431)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distribution to shareholder	(12,200,000)	-
Contributions from shareholder	-	131,500,000
Payment of bank facility fees and costs	(294,963)	-
Borrowings under debt facility	1,000,000	30,400,000
Repayment of debt facility	(1,000,000)	(73,400,000)
Net cash provided by (used in) financing activities	(12,494,963)	88,500,000
Net increase in cash and cash equivalents	1,458,415	9,398,569
CASH AND CASH EQUIVALENTS:
Beginning of period	21,972,037	8,838,310
End of period	$ 23,430,452	$ 18,236,879
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE YEAR FOR:
Interest	$ 170,393	$ 1,782,318
NON-CASH ACTIVITIES:
Receipt of equity securities as repayment of loan	$ 4,249,719	$ 74,103
Distributions of equity securities to shareholder	$ 7,035,752	$ 4,361,302

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

In the Manager's opinion, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading.  The interim results for the three and nine months ended September 30, 2009 are not necessarily indicative of what the results would be for a full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Valuation Methods

As of September 30, 2009 and December 31, 2008, the financial statements include nonmarketable investments ($153,824,441 and $170,594,873 or approximately 86% and 88% of total assets, respectively) with fair values determined by the Manager in the absence of readily determinable market values.  Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.  Below is the information used by the Manager in making these estimates.

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

Nonaccrual Loans

The Fund’s policy is to place a loan on nonaccrual status when the loan stops performing and management deems that it is unlikely that the loan will return to performing status.  Any uncollected interest related to quarters prior to when the loan was placed on nonaccrual status is added to the principal balance, and the aggregate balance of the principal and interest is evaluated in accordance with the policy for valuation of loans. During the quarter in which the loan was placed on nonaccrual status, any interest accrued for the quarter but not collected is reversed.

As of September 30, 2009, loans with a cost basis and fair value of $10.9 million and $5.9 million, respectively, have been classified as nonaccrual. As of December 31, 2008, loans with a cost basis and fair value of $4.8 million and $3.1 million, respectively, have been classified as nonaccrual.

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

Interest Rate Swap Agreement

The Fund had previously entered into an interest rate swap agreement to hedge its interest rate on its borrowings under its debt facility. Unrealized gains and losses from hedging activities are separately reported from unrealized gains and losses from investments and are included in net realized and unrealized gain (loss) from hedging activities in the condensed statement of operations.  Also included in net realized and unrealized gain (loss) from hedging activities is the net interest received or paid on the interest rate swap transactions beginning with the quarter ended September 30, 2008 (amounts were previously included in interest expense and were not considered material). As of September 30, 2009, the Fund did not have any swap transactions.

Deferred Bank Fees

Through September 2009, the deferred bank fees and costs associated with the debt facility have been allocated over the estimated life of the facility, which was determined to be February 2011 (see Note 6).

Recently Issued Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 815-10 (formerly FAS No. 161), “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS 133” (“ASC 815-10”). ASC 815-10 requires entities with derivative instruments to provide enhanced disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivative instruments, and disclosures about credit risk related contingent features in derivative agreements.  The required information is intended to provide financial statement users an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  This statement was effective for the Fund in the first quarter of fiscal 2009.  The adoption of this statement did not have a material effect on the Fund’s financial statements.

In April 2009, the FASB issued ASC 820-10 (formerly SFAS No. 157-4), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“ASC 820-10”). This ASC provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This ASC also includes guidance on identifying circumstances that indicate a transaction is not orderly. This ASC emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This ASC is effective for interim and annual periods ending after June 15, 2009. The adoption of this statement did not have a material effect on the Fund’s financial statements.

In April 2009, the FASB issued ASC 825-10 (formerly FAS 107-1) and ASC 270-10 (formerly Accounting Principles Board Opinion (APB) 28-1), “Interim Disclosures about Fair Value of Financial Instruments.” (“ASC 825-10”). The ASC requires the fair value disclosure of financial instruments to be reported for interim periods. The ASC, which applies only to disclosures, is effective for the quarter ending June 30, 2009, with earlier application permitted. The adoption of this statement did not have a material effect on the Fund’s financial statements.

In May 2009, the FASB issued ASC 855, “Subsequent Events”. The objective of this guidance is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth:

1.

The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements;

2.	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and

3.	The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

In accordance with this guidance, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The Fund adopted this standard effective April 1, 2009 and has and will make the appropriate disclosures, as required. Subsequent events have been reviewed through November 13, 2009.  No additional disclosure is required.

In June 2009, the FASB issued transition guidance ASC 105-10-65-1, ”Transition Related to SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, the guidance of which was incorporated in ASC 105-10 Generally Accepted Accounting Principles (“GAAP”) – Overall”. The FASB Accounting Standards CodificationTM (Codification) will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this guidance, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Fund adopted this standard effective July 1, 2009, and has incorporated the current codification in this Form 10-Q.  The adoption of this statement did not have a material effect on the Fund’s financial statements.

Tax Status

The Fund plans on qualifying as a Regulated Investment Company (“RIC”) and elected RIC treatment when it filed its tax return in 2007.  As long as the Fund qualifies as a RIC, it will not pay any federal or state corporate income tax on income that is distributed to its shareholder (pass-through status).  Should the Fund not qualify as a RIC or lose its qualification as a RIC, it could be taxed as an ordinary corporation on its taxable income for that year (even if that income is distributed to its shareholder), and all distributions out of its earnings and profits will be taxable to its shareholder as ordinary income.  As of September 30, 2009, the Fund had no uncertain tax positions.

The Fund's tax years open to examination by major jurisdictions are 2006 and forward.

3.

SUMMARY OF INVESTMENTS

Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working capital up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment. As of September 30, 2009, the Fund's investments in loans are primarily to companies based within the United States and are diversified among borrowers in the industry segments shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below  (the sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).

Effective January 1, 2008, the Fund adopted ASC 820-10, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale.

Loan balances are summarized by borrower.  Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded. Each loan drawn under a commitment has a different maturity date and amount.  For the three month period ended September 30, 2009 and 2008, the weighted-average interest rate on performing loans was 15.74% and 15.09%, respectively. For the nine month period ended September 30, 2009 and 2008, the weighted-average interest rate on performing loans was 15.34% and 14.77%, respectively. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including volatility, early payoffs, and recovery of interest from non-performing assets.

Loans as of September 30, 2009 are in non-affiliates and consist of the following (industry classifications are unaudited):

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 9/30/09	9/30/09	Maturity Date

Biotechnology
Acumen Pharmaceuticals, Inc.		164,815	164,815	6/1/10
Bioabsorbable Therapeutics, Inc.		248,657	988,657	*
Microchip Biotechnologies, Inc.		2,753,474	2,753,474	8/1/12
SanBio, Inc.		738,164	738,164	6/1/10
Trellis Bioscience, Inc.		275,315	275,315	12/1/10
Subtotal:	2.3%	4,180,425	4,920,425

Carrier Networking
Asoka, Inc.		290,269	290,269	1/1/11
Kodiak Networks, Inc.		335,048	335,048	4/1/10
Opvista, Inc.		842,838	1,682,838	*
TimeData Corporation		228,326	228,326	3/1/12
Wavebender, Inc.		104,558	104,558	1/1/11
Subtotal:	1.0%	1,801,039	2,641,039

Computers & Storage
Cloudshield, Inc.		1,607,684	1,607,684	4/1/11
D-Wave Systems, Inc.		82,592	82,592	7/1/10
Gear Six, Inc.		336,355	336,355	12/1/10
NComputing, Inc.		566,436	566,436	9/1/10
Vidyo, Inc.		1,033,436	1,033,436	10/1/10
Subtotal:	2.0%	3,626,503	3,626,503

Enterprise Networking
Envivio, Inc.		1,811,547	1,811,547	1/1/11
PacketMotion, Inc.		928,649	928,649	3/1/11
Vyatta, Inc.		1,146,855	1,146,855	2/1/11
Subtotal:	2.2%	3,887,051	3,887,051

Internet
Aggregate Knowledge, Inc.		593,051	593,051	12/1/11
Arcadia Entertainment, Inc.		97,459	247,459	*
Blekko, Inc.		345,339	345,339	12/1/11
BuzzLogic, Inc.		592,109	592,109	8/1/11
Collarity, Inc.		723,533	723,533	12/1/10
Cuil, Inc.		3,865,624	3,865,624	12/1/12
Delve Networks, Inc.		362,704	362,704	7/1/11
Donnerwood Media, Inc.		559,904	559,904	5/1/11

eduFire, Inc.		320,005	320,005	2/1/12
EForce Media, Inc.		762,432	1,512,432	*
Genius.com Incorporated		731,313	731,313	8/1/12
iGroup Network, Inc.		386,314	386,314	4/1/12
Inigral, Inc.		106,477	106,477	8/1/11
Insider Guides, Inc.		3,034,976	3,034,976	4/1/12
Instructables, Inc.		178,231	178,231	4/1/12
Loomia, Inc.		391,810	391,810	12/1/11
Multiply, Inc.		647,499	647,499	9/1/11
Pathway Genomics Corporation		1,096,806	1,096,806	1/1/12
PerformLine, Inc.		262,780	262,780	12/1/11
Philotic, Inc.		161,596	161,596	1/1/12
Plastic Jungle, Inc.		929,050	929,050	9/1/12
Quantcast Corporation		4,325,856	4,325,856	6/1/12
Radar Networks, Inc.		355,743	355,743	10/1/10
RPM Communications, Inc.		62,632	222,632	*
Semantic Sugar, Inc.		267,129	267,129	7/1/12
Sharpcast, Inc.		285,428	285,428	5/1/11
TheFind, Inc.		860,922	860,922	12/1/11
ThisNext, Inc.		460,218	460,218	5/1/11
Topsy Labs, Inc.		829,409	829,409	8/1/12
UStream.TV, Inc.		1,513,301	1,513,301	4/1/12
Videojax, Inc.		205,331	315,331	*
Worktopia, Inc.		630,393	630,393	11/1/11
Youku.com, Inc.		3,195,111	3,195,111	1/1/12
Subtotal:	16.3%	29,140,485	30,310,485

Medical Devices
Accuri Cytometers, Inc.		431,514	431,514	9/1/10
AirXpanders, Inc.		506,547	506,547	9/1/11
Ample Medical, Inc.		18,734	32,734	*
Biomerix Corporation		1,061,840	1,061,840	12/1/11
Broncus Technologies, Inc.		3,641,605	3,641,605	8/1/11
Cellscape Corporation		180,754	180,754	8/1/12
ConforMIS, Inc.		7,523,540	7,523,540	6/1/12
CV Ingenuity, Corp.		199,933	199,933	8/1/12
CyberHeart, Inc.		1,110,112	1,110,112	8/1/11
EnteroMedics, Inc.		4,488,444	4,488,444	12/1/11
Evera Medical, Inc.		559,292	559,292	9/1/11
HandyLab, Inc.		1,637,803	1,637,803	4/1/12
iBalance Medical, Inc.		886,154	886,154	9/1/10
Intellidx, Inc.		1,336,797	1,336,797	4/1/11
Nellix, Inc.		4,627,957	4,627,957	12/1/11
PEAK Surgical, Inc.		2,415,735	2,415,735	7/1/12

PinPointe U.S.A., Inc.		1,156,852	1,156,852	7/1/12
Softscope Medical Technologies, Inc.		310,114	310,114	6/1/11
Varix Medical Corporation		215,671	215,671	4/1/11
Y-Med, Inc.		483,052	483,052	11/1/11
Subtotal:	18.4%	32,792,450	32,806,450

Other Healthcare
Advanced ICU Care, Inc.		148,605	148,605	10/1/10
NanoSphere, Inc.		2,471,362	2,471,362	8/1/10
Skylight Healthcare Systems, Inc.		2,840,789	2,840,789	10/1/11
Subtotal:	3.1%	5,460,756	5,460,756

Other Technology
Astro Gaming, Inc.		930,602	930,602	7/1/12
EoPlex Tehcnologies, Inc.		621,825	621,825	6/1/11
Integrity Block, Inc.		96,148	96,148	12/1/11
Oryxe Energy International, Inc.		528,415	528,415	*
Sezmi Corporation		2,167,754	2,167,754	2/1/12
Solaria Corporation		2,977,693	2,977,693	3/1/11
Soliant Energy, Inc.		651,331	651,331	7/1/12
Sub-One Technology, Inc.		473,018	473,018	12/1/11
Subtotal:	4.7%	8,446,786	8,446,786

Security
Dragnet Solutions, Inc.		659,977	659,977	6/1/11
Guardian Analytics, Inc.		719,304	719,304	8/1/11
Nevis Networks, Inc.		138,762	318,762	*
TrustedID, Inc.		698,305	698,305	6/1/11
Subtotal:	1.2%	2,216,348	2,396,348

Semiconductors & Equipment
Alereon, Inc.		713,168	713,168	7/1/10
Azuro, Inc.		1,593,406	1,593,406	9/1/11
Bitwave Semiconductor, Inc.		126,182	126,182	12/1/09
Cswitch Corporation		-	45,458	*
Discera, Inc.		254,677	254,677	1/1/11
Insilica, Inc.		501,401	501,401	7/1/10
Intergrated Materials, Inc.		297,541	297,541	3/1/10
Intelleflex Corporation		561,186	1,131,186	*
InvenSense, Inc.		371,413	371,413	1/1/11
Newport Media, Inc.		3,253,566	3,253,566	5/1/12
Revera, Inc.		576,881	576,881	2/1/11
SiPort, Inc.		2,007,070	2,007,070	7/1/12
Teknovus, Inc.		1,605,287	1,605,287	9/1/11

Tela Innovations, Inc.		550,435	550,435	7/1/11
Zenverge, Inc.		672,948	672,948	7/1/11
Subtotal:	7.3%	13,085,161	13,700,619

Software
Anchor Intelligence, Inc.		736,550	736,550	12/1/11
Athena Design Systems, Inc.		92,687	125,687	*
Berkeley Design Automation, Inc.		623,804	623,804	4/1/11
BlueRoads Corporation		102,114	812,114	*
Canopy Financial, Inc.		3,819,274	3,819,274	7/1/12
Cloudmark, Inc.		2,964,304	2,964,304	12/1/11
Demandbase, Inc.		364,957	364,957	11/1/10
Emergent Game Technologies, Inc.		2,808,723	2,808,723	4/1/12
Enkata Technologies, Inc.		64,563	64,563	4/1/10
Evincii, Inc.		99,440	99,440	10/1/10
Future Point Systems, Inc.		181,247	181,247	4/1/12
Gazillion, Inc.		1,548,993	1,548,993	3/1/11
Integrien, Inc.		448,841	448,841	7/1/10
IT Structures, Ltd.		2,426,989	2,426,989	2/1/12
JasperSoft, Inc.		996,256	996,256	5/1/11
Kabira Technologies, Inc.		1,313,726	1,313,726	12/1/10
Kareo, Inc.		112,983	112,983	12/1/10
Knowledge Adventure, Inc.		2,604,731	2,604,731	5/1/12
Market6, Inc.		428,040	428,040	7/1/10
Mesphere Systems Corporation		1,513,416	1,513,416	5/1/12
Orb Networks, Inc.		203,304	203,304	8/1/10
RingCube Technologies, Inc.		820,874	820,874	10/1/11
Skydeck, Inc.		434,969	434,969	2/1/12
SOA Software, Inc.		2,149,772	2,149,772	4/1/11
Universal Ad, Inc.		304,304	304,304	*
Verix, Inc.		1,352,633	1,352,633	5/1/11
Viewdle, Inc.		418,131	418,131	12/1/11
Widevine Technologies, Inc.		1,873,575	1,873,575	4/1/12
Xtime, Inc.		592,006	592,006	7/1/11
Zoove Corporation		118,504	118,504	7/1/11
Subtotal:	17.7%	31,519,710	32,262,710

Technology Services
OpSource, Inc.		2,270,267	2,270,267	12/1/11
SG Micro, Inc.		451,423	451,423	4/1/11
Subtotal:	1.5%	2,721,690	2,721,690

Wireless
Cellfire, Inc.		1,330,092	1,330,092	4/1/11

DeFi Mobile, Ltd.		205,560	205,560	2/1/11
Dilithium Networks, Inc.		1,750,687	1,750,687	6/1/11
Emotive Communications, Inc.		415,939	415,939	1/1/11
Hands-On Mobile, Inc.		968,467	968,467	5/1/10
July Systems, Inc.		523,480	523,480	*
Nextivity, Inc.		1,376,036	2,066,036	*
Ortiva Wireless, Inc.		1,168,238	1,168,238	5/1/11
Quickoffice, Inc.		1,533,902	1,533,902	6/1/12
SandLinks, Inc.		328,866	328,866	6/1/10
Send Me, Inc.		1,734,024	1,734,024	4/1/12
SmartDrive Systems, Inc.		341,648	341,648	6/1/10
Venturi Wireless, Inc.		999,855	999,855	1/1/12
Vivotech, Inc.		2,232,633	2,232,633	8/1/11
Subtotal:	8.4%	14,909,427	15,599,427

Total: (Cost of $158,780,289)	86.1%	$153,787,831	$158,780,289

* As of September 30, 2009, loans with a cost basis and fair value of $10.9 million and $5.9 million respectively have been classified as nonaccrual. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

Loans as of December 31, 2008 are in non-affiliates and consist of the following (industry classifications are unaudited):

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 12/31/08	12/31/08	Maturity Date

Biotechnology
Acumen Pharmaceuticals, Inc.		$416,309	$416,309	8/1/10
Bioabsorbable Therapeutics, Inc.		988,657	988,657	*
LightSpeed Genomics, Inc.		267,043	267,043	6/1/11
SanBio, Inc.		1,859,376	1,859,376	10/1/10
Trellis Bioscience, Inc.		560,046	560,046	12/1/10
Subtotal:	2.1%	$4,091,431	$4,091,431

Carrier Networking
Asoka, Inc.		$546,096	$546,096	3/1/10
Demi Energy, Inc.		121,702	121,702	4/1/11
Kodiak Networks, Inc.		711,785	711,785	4/1/10
Opvista, Inc.		1,774,018	1,774,018	5/1/10
Wavebender, Inc.		345,666	345,666	9/1/10
Subtotal:	1.8%	$3,499,267	$3,499,267

Computers & Storage
Cloudshield, Inc.		$2,341,019	$2,341,019	4/1/11
D-Wave Systems, Inc.		231,049	231,049	7/1/10

Gear Six, Inc.		586,852	586,852	7/1/10
NComputing, Inc.		906,331	906,331	9/1/10
Vidyo, Inc.		1,655,042	1,655,042	10/1/10
Subtotal:	3.0%	$5,720,293	$5,720,293

Enterprise Networking
Envivio, Inc.		$2,809,673	$2,809,673	1/1/11
GridNetworks, Inc.		964,148	964,148	6/1/11
PacketMotion, Inc.		1,292,288	1,292,288	3/1/11
Vyatta, Inc.		1,214,315	1,214,315	2/1/11
Subtotal:	3.3%	$6,280,424	$6,280,424

Internet
Aggregate Knowledge, Inc.		$772,387	$772,387	12/1/11
Arcadia Entertainment Inc.		309,508	309,508	8/1/11
Authentic Response, Inc.		448,609	448,609	12/1/11
Blekko, Inc.		887,555	887,555	8/1/11
BuzzLogic Inc.		911,221	911,221	5/1/11
Collarity, Inc.		4,717,519	4,717,519	12/1/12
Cuil, Inc.		480,435	480,435	7/1/11
Delve Networks, Inc.		583,387	583,387	5/1/11
Donnerwood Media, Inc.		780,436	1,530,436	*
EForce Media, Inc.		611,751	611,751	5/1/10
Flock, Inc.		230,417	230,417	8/1/10
Genius.com Incorporated		124,838	124,838	8/1/10
iGroup Network, Inc.		141,574	141,574	8/1/11
Inigral, Inc.		2,100,671	2,100,671	11/1/11
Insider Guides, Inc.		1,443,074	1,443,074	7/1/11
Like.com		478,763	478,763	12/1/11
Loomia, Inc.		863,958	863,958	9/1/11
Multiply, Inc.		511,342	511,342	9/1/11
NetBase Solutions, Inc.		163,269	163,269	7/1/11
Philotic, Inc.		397,400	397,400	12/1/10
ProQuo, Inc.		1,604,513	1,604,513	12/1/11
Quantcast Corporation		2,272,473	2,272,473	12/1/11
Radar Networks, Inc.		604,757	604,757	10/1/10
RPM Communications, Inc.		579,620	579,620	12/1/10
Sharpcast, Inc.		482,272	482,272	12/1/10
TheFind, Inc.		274,759	274,759	8/1/10
ThisNext, Inc.		1,140,560	1,140,560	12/1/11
Ustream.TV, Inc.		696,777	696,777	5/1/11
Videojax, Inc.		167,964	167,964	10/1/10
Youku.com, Inc.		4,065,328	4,065,328	12/1/11
Subtotal:	15.0%	$28,847,137	$29,597,137

Medical Devices
Accuri Cytometers, Inc.		$719,964	$719,964	9/1/10
AirXpanders, Inc.		568,885	568,885	9/1/11
Ample Medical, Inc.		182,100	182,100	12/1/10
Biomerix Corporation		1,440,309	1,440,309	12/1/11
Broncus Technologies, Inc.		4,776,006	4,776,006	8/1/11
CyberHeart, Inc.		1,446,125	1,446,125	8/1/11
Emphasys Medical, Inc.		5,798,638	5,798,638	1/1/11
EnteroMedics, Inc.		4,741,481	4,741,481	12/1/11
Evera Medical, Inc.		652,304	652,304	3/1/11
HandyLab, Inc.		1,891,377	1,891,377	12/1/10
iBalance Medical, Inc.		1,130,235	1,130,235	9/1/10
Intellidx, Inc.		1,821,166	1,821,166	4/1/11
Nellix, Inc.		6,178,619	6,178,619	12/1/11
NeoGuide Systems, Inc.		1,668,873	1,668,873	7/1/10
Percutaneous Systems, Inc.		336,520	336,520	9/1/09
Softscope Medical Technologies, Inc.		441,834	441,834	6/1/11
Varix Medical Corporation		272,577	272,577	4/1/11
VasoNova, Inc.		296,167	296,167	6/1/11
Subtotal:	17.8%	$34,363,180	$34,363,180

Other Healthcare
Advanced ICU Care, Inc.		$257,271	$257,271	10/1/10
NanoSphere, Inc.		4,040,565	4,040,565	8/1/10
Skylight Healthcare Systems, Inc.		3,920,000	3,920,000	10/1/11
Subtotal:	4.3%	$8,217,836	$8,217,836

Other Technology
EoPlex Tehcnologies, Inc.		$874,681	$874,681	6/1/11
Integrity Block, Inc.		123,197	123,197	12/1/11
Oryxe Energy International, Inc.		868,850	868,850	5/1/10
Sezmi Corporation		2,447,672	2,447,672	5/1/11
Solaria Corporation		4,319,935	4,319,935	3/1/11
Sub-One Technology, Inc.		622,595	622,595	12/1/11
Triformix, Inc.		66,758	66,758	3/1/09
Subtotal:	4.8%	$9,323,688	$9,323,688

Security
Dragnet Solutions, Inc.		$898,618	$898,618	6/1/11
Guardian Analytics Inc.		999,191	999,191	8/1/11
Nevis Networks Inc.		177,023	357,023	*
TrustedID, Inc.		935,522	935,522	6/1/11
Subtotal:	1.6%	$3,010,354	$3,190,354

Semiconductors & Equipment
Alereon, Inc.		$1,230,053	$1,230,053	7/1/10
Azuro, Inc.		1,917,330	1,917,330	9/1/11
Bitwave Semiconductor, Inc.		463,960	463,960	12/1/09
Cswitch Corporation		603,107	603,107	6/1/10
Discera, Inc.		408,041	408,041	1/1/11
Insilica, Inc.		1,239,094	1,239,094	7/1/10
Intergrated Materials, Inc.		949,757	949,757	3/1/10
Intelleflex Corporation		1,368,950	1,368,950	4/1/11
InvenSense, Inc.		622,027	622,027	1/1/11
LV Sensors, Inc.		2,525,455	2,525,455	6/1/11
NetXen, Inc.		434,524	434,524	10/1/10
Revera, Inc.		824,875	824,875	2/1/11
Siport, Inc.		1,419,627	1,419,627	7/1/11
Teknovus, Inc.		1,877,846	1,877,846	9/1/11
Tela Innovations, Inc.		802,908	802,908	7/1/11
Zenverge, Inc.		372,747	372,747	3/1/11
Subtotal:	8.9%	$17,060,301	$17,060,301

Software
Anchor Intelligence, Inc.		$957,600	$957,600	12/1/11
Athena Design Systems, Inc.		118,491	118,491	*
Berkeley Design Automation, Inc.		1,195,112	1,195,112	4/1/11
BlueRoads Corporation		287,125	862,125	*
Canopy Financial, Inc.		1,576,989	1,576,989	7/1/11
Cloudmark, Inc.		2,034,718	2,034,718	12/1/11
Coghead, Inc.		729,763	979,763	*
Demandbase, Inc.		566,045	566,045	11/1/10
Enkata Technologies, Inc.		140,433	140,433	4/1/10
Evincii, Inc.		181,982	181,982	10/1/10
Future Point Systems, Inc.		434,897	434,897	4/1/11
Integrien, Inc.		628,337	628,337	7/1/10
IT Structures, Ltd.		1,590,989	1,590,989	2/1/12
JasperSoft, Inc.		1,369,660	1,369,660	5/1/11
Kabira Technologies, Inc.		1,993,845	1,993,845	12/1/10
Kareo, Inc.		164,801	164,801	7/1/10
Market6, Inc.		784,091	784,091	7/1/10
NR2B Research, Inc.		2,210,742	2,210,742	3/1/11
Orb Networks, Inc.		269,315	269,315	8/1/10
RingCube Technologies, Inc.		1,118,349	1,118,349	4/1/11

SOA Software, Inc.		2,957,245	2,957,245	4/1/11
Universal Ad, Inc.		423,708	423,708	10/1/10
Verix, Inc.		1,857,016	1,857,016	5/1/11
Visible World, Inc.		658,263	658,263	12/1/10
Xtime, Inc.		834,845	834,845	7/1/11
Zoove Corporation		156,071	156,071	7/1/11
Subtotal:	13.1%	$25,240,432	$26,065,432

Technology Services
OpSource, Inc.		$3,192,296	$3,192,296	12/1/11
SG Micro, Inc.		645,515	645,515	4/1/11
Subtotal:	2.0%	$3,837,811	$3,837,811

Wireless
Cellfire, Inc.		$2,140,000	$2,140,000	4/1/11
DeFi Mobile, Ltd,		308,247	308,247	2/1/11
Dilithium Networks, Inc.		2,357,376	2,357,376	6/1/11
Emotive Communications, Inc.		604,789	604,789	1/1/11
Hands-On Mobile, Inc.		1,893,788	1,893,788	5/1/10
Heysan, Inc.		385,110	385,110	9/1/11
July Systems, Inc.		484,935	484,935	5/1/10
Nextivity, Inc.		2,344,300	2,344,300	5/1/11
Ortiva Wireless, Inc.		1,587,322	1,587,322	5/1/11
Quickoffice, Inc.		335,390	335,390	7/1/10
SandLinks, Inc.		626,890	626,890	6/1/10
ScanR, Inc.		1,359,014	1,359,014	7/1/11
Send Me, Inc.		2,276,135	2,276,135	12/1/11
SmartDrive Systems, Inc.		627,710	627,710	6/1/10
Venturi Wireless, Inc.		929,810	929,810	11/1/10
Vivotech, Inc.		2,841,903	2,841,903	8/1/11
Subtotal:	11.0%	$21,102,719	$21,102,719

Total: (Cost of $172,349,873)	88.5%	$170,594,873	$172,349,873

*As of December 31, 2008, loans with a cost basis and fair value of $4.8 million and $3.1 million respectively have been classified as nonaccrual. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies.  These loans are generally secured by assets of the borrowers.  As a result, the Fund is subject to general credit risk associated with such companies.  At September 30, 2009, the Fund had unexpired unfunded commitments to borrowers of $27.1 million.

Valuation Hierarchy

Under ASC 820-10, the Fund categorizes its fair value measurements according to a three-level hierarchy. The hierarchy prioritizes the inputs used by the Fund’s valuation techniques. A level is assigned to each fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are defined as follows:

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

The following table presents the balances of assets as of September 30, 2009 and December 31, 2008 measured at fair value on a recurring basis:

As of September 30, 2009	Level 1	Level 3	Total
ASSETS:
Loans to borrowers	$ -	$ 153,787,831	$ 153,787,831
Other investment	-	36,610	36,610
Cash equivalents	23,430,452	-	23,430,452
Total assets	$ 23,430,452	$ 153,824,441	$ 177,254,893

As of December 31, 2008	Level 1	Level 3	Total
ASSETS:
Loans to borrowers	$ -	$ 170,594,873	$ 170,594,873
Cash equivalents	21,972,037	-	21,972,037
Total assets	$ 21,972,037	$ 170,594,873	$ 192,566,910

The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Nine		For the Nine
	Months Ended		Months Ended
	September 30, 2009		September 30, 2008
	Loans to borrowers	Other investment	Loans to borrowers	Other investment
Beginning balance	$ 170,594,873	$ -	$ 91,964,991	$ -
Acquisitions	55,621,324	875,000	109,717,001	-
Principal reductions	(65,067,951)	(103,390)	(30,289,744)	-
Net change in unrealized loss from
investments	(3,237,458)	(735,000)	(750,000)	-
Net realized loss from investments	(4,122,957)	-	-	-
Ending balance	$ 153,787,831	$ 36,610	$ 170,642,248	$ -

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

5.

CAPITAL STOCK

As of September 30, 2009 and December 31, 2008, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company is $270.0 million.  Total contributed capital to the Company through September 30, 2009 and December 31, 2008 was $202.5 million, of which $193.5 million was contributed to the Fund.

The chart below shows the distributions of the Fund for the nine months ended September 30, 2009 and 2008.

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2009	September 30, 2008
Cash distributions	$ 12,200,000	$ -
Distributions of equity securities	7,035,752	4,361,302

Total distributions to shareholder	$ 19,235,752	$ 4,361,302

Final classification of the distributions as either a return of capital or a distribution of income is an annual determination made at the end of each year dependent upon the Fund’s current year and cumulative earnings and profits.

6.  DEBT FACILITY

On February 20, 2009, the Fund entered into agreements with Union Bank, N.A. that established a secured revolving loan facility in an initial amount of up to $30,000,000.  The Fund has the option to request that lenders providing such facility increase the borrowing availability thereunder to no more than $230,000,000 in the aggregate, as commitments may be obtained, however, the lenders are under no obligation to do so.  Additional fees would be required to be paid in order to upsize the facility. Loans under the facility may be, at the option of the Fund, either Reference Rate loans or LIBOR loans. The interest rate on this facility is LIBOR plus 2.50 percent or Reference Rate plus 0.75 percent. The facility will terminate on February 18, 2011, but can be accelerated under an event of default such as failure by the Fund to make timely interest or principal payments.  On September 11, 2009, the Fund fully paid its borrowing under the debt facility and the balance of the Fund’s outstanding debt as of September 30, 2009 is $0.

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

The facility contains various covenants including financial covenants related to: (i) Debt to Net Worth Ratio, (ii) Minimum Debt Service Coverage Ratio, (iii) Interest Coverage Ratio, (iv) Asset Coverage, (v) Asset Coverage Under Investment Company Act, (vi) Maximum Loan Loss Reserves, and (vii) Unfunded Commitment Ratio. There are also various restrictive covenants, including limitations on (i) the incurrence of liens, (ii) consolidations, mergers and asset sales, and (iii) capital expenditures. As of September 30, 2009, the Fund was in compliance with these covenants.

7.  OTHER INVESTMENT

In May 2009, the Fund repossessed the collateral from a borrower who was having financial difficulties.  At the time of the repossession, the loan from the borrower had a cost basis of $2,433,298 and a book value of $1,213,298.  The repossessed assets were immediately contributed to a newly formed LLC (Sensors Licensing, LLC, “SL LLC”) in conjunction with a licensing agreement between SL LLC and an unaffiliated third party.  The Fund and Venture Lending & Leasing IV, Inc. each have a 50% ownership interest in SL LLC.

At the time the assets were contributed to SL LLC they were valued at $1,750,000 based on expectations of cash flows from the licensing arrangement.  The Fund took a realized loss on the loan in the amount of $1,558,298 at the time the transaction was consummated.  The realized loss is the difference between the Fund’s portion of the value of the assets repossessed and the book value of $2,433,298.

SL LLC collected $200,000 and distributed $100,000 to the Fund.  The unaffiliated third party cancelled the licensing agreement during the three months ended June 30, 2009. SL LLC continues to distribute proceeds from the sale of equipment as cash becomes available.

Because the collateral is highly customized and no current buyer or lessee has been identified, the Fund had taken a $735,000 fair market reduction during the three months ended June 30, 2009, which represents the difference between the previously determined fair value, the collections to date, and the expected liquidation value of the assets should no buyer or lessee be found. The Fund’s portion of the expected liquidation value of the asset as of September 30, 2009 is $36,610.

8.  FINANCIAL HIGHLIGHTS

Accounting principles generally accepted in the United States of America require disclosure of financial highlights of the Fund for the periods presented, the three and nine months ended September 30, 2009 and 2008.  The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period.  The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund.  This required methodology differs from an internal rate of return.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended September 30, 2009	For the Three Months Ended September 30, 2008	For the Nine Months Ended September 30, 2009	For the Nine Months Ended September 30, 2008

Total return*	9.48%	7.80%	3.78%	7.05%

Per share amounts:
Net asset value, beginning of period	$1,777.96	$1,078.50	$1,927.06	$570.76
Net investment income	45.53	35.93	131.44	64.26
Net change in unrealized loss and realized from
investments and hedging activities	(3.40)	(10.02)	(80.96)	(12.38)
Net increase in net assets from operations	42.13	25.91	50.48	51.88
Capital contributions	-	800.00	-	1,315.00
Return of capital to shareholder	(6.60)	(10.38)	(47.88)	(43.61)
Income distributions to shareholder	(28.30)	-	(144.47)	-

Net asset value, end of period	$1,785.19	$1,894.03	$1,785.19	$1,894.03

Net assets, end of period	$178,519,034	$189,403,106	$178,519,034	$189,403,106

Ratios to average net assets:

Expenses*	2.95%	7.13%	3.09%	10.95%
Net investment income*	10.24%	9.97%	9.48%	8.50%
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

Results of Operations –For the three and nine months ended September 30, 2009 and 2008

Total investment income for the three months ended September 30, 2009 and 2008 was $5.9 million and $6.2 million, respectively, which primarily consisted of interest on venture loans outstanding.  The decrease was primarily due to the decrease in the average loan outstanding from $159.4 million for the three months ended September 30, 2008 to $146.9 million for the three months ended September 30, 2009, which was partially offset by the increase in interest rates from 15.09% to 15.74% over the same period of time. Total investment income for the nine months ended September 30, 2009 and 2008 was $17.4 million and $14.7 million, respectively, which primarily consisted of interest on venture loans outstanding.  The increase was primarily due to the increase in the average loan outstanding from $129.0 million for the nine months ended September 30, 2008 to $150.6 million for the nine months ended September 30, 2009. The increase was also due to the increase in interest rates from 14.77% to 15.34% over the same period of time. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including volatility, early payoffs, and recovery of interest from non-performing assets.

Management fees for the three months ended September 30, 2009 and 2008 were $1.1 million and $1.7 million, respectively. Management fees for the nine months ended September 30, 2009 and 2008 were $3.7 million and $5.1 million, respectively. Management fees for three and nine months ended September 30, 2009 were lower than management fees for the three and nine months ended September 30, 2008 because commencing February 21, 2009 (the two year anniversary of the Fund), management fees are based on assets under management as opposed to committed capital. The assets under management as of September 30, 2009 were lower than committed capital prior to February 21, 2009.

Total interest expense was less than $0.1 million and $0.3 million for the three months ended September 30, 2009 and 2008, respectively.  Average debt outstanding under the bank facility was $0.8 million and $68.0 million for the three months ended September 30, 2009 and 2008, respectively. Total interest expense was $0.2 million and $1.6 million for the nine months ended September 30, 2009 and 2008, respectively. Average debt outstanding under the bank facility was $0.8 million and $51.5 million for the nine months ended September 30, 2009 and 2008, respectively. The existing debt facility was not in place until February 2009 and the balance of the outstanding debt as of September 30, 2009 was $0. The interest expense incurred as of September 30, 2009 consists primarily of fees paid on the facility and amortized costs of the facility. The average interest rates for the three and nine months ended September 30, 2008 were 3.53% and 4.76%. See the discussion under the Risk Factor entitled “Leverage” in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2008 for information about the interest rate hedging transactions entered into by the Fund to attempt to limit risks associated with borrowing at variable rates but lending at fixed rates.

Total banking and professional fees for the three months ended September 30, 2009 and 2008 were less than $0.1 million and $0.5 million, respectively. Total banking and professional fees for the nine months ended September 30, 2009 and 2008 were $0.3 million and $1.5 million, respectively. This decrease is primarily due to decreases in banking fees during 2009 as a result of the smaller size of the facility in the current year compared to the facility in place in the prior year.

Total other operating expenses for the three and nine months ended September 30, 2009 and 2008 were less than $0.1 million, respectively.

Net investment income for the three months ended September 30, 2009 and 2008 was $4.6 million and $3.6 million, respectively. Net investment income for the nine months ended September 30, 2009 and 2008 was $13.1 million and $6.4 million, respectively.

Total net realized loss from investments was $(1.7) million and $0 for the three months ended September 30, 2009 and 2008 respectively. Total net realized loss from investments was $(4.1) million and $0 for the nine months ended September 30, 2009 and 2008, respectively. The realized losses consist of write offs of loans.

Net change in unrealized gain (loss) from investments was $1.4 million and $(0.8) million for the three months ended September 30, 2009 and 2008, respectively.  Net change in unrealized loss from investments activities was $(4.0) million and $(0.8) million for the nine months ended September 30, 2009 and 2008, respectively.  The unrealized gain (loss) consists of fair market value adjustments taken against loans.

Net realized and unrealized gain (loss) from hedging activities was $0 and $(0.3) million for the three months ended September 30, 2009 and 2008, respectively. Net realized and unrealized loss from hedging activities was $0 and $(0.5) million for the nine months ended September 30, 2009 and 2008, respectively. The realized and unrealized loss consist of the unrealized gains and losses from hedging activities and the net interest received or paid on the interest rate swap transaction beginning with the quarter ended September 30, 2008. For the nine months ended September 30, 2009, there were no hedging activities.

Net increase in net assets resulting from operations for the three months ended September 30, 2009 and 2008 was $4.2 million and $ 2.6 million, respectively.  On a per share basis, the net increase in net assets resulting from operations was $42.13 and $25.91 for the three months ended September 30, 2009 and 2008, respectively. Net increase in net assets resulting from operations for the nine months ended September 30, 2009 and 2008 was $5.0 million and $ 5.2 million, respectively.  On a per share basis, the net increase in net assets resulting from operations was $50.49 and $51.88 for the nine months ended September 30, 2009 and 2008, respectively.

Liquidity and Capital Resources – September 30, 2009 and December 31, 2008

Total capital contributed to the Fund was $193.5 million, prior to distribution of capital, as of September 30, 2009 and December 31, 2008, respectively.  Committed capital to the Company at September 30, 2009 and December 31, 2008 was $270.0 million, of which $202.5 million has been called.  The remaining $67.5 million in committed capital as of September 30, 2009 is due to expire in February 2012 as the five year anniversary will have passed, at which time no further capital can be called.

On February 20, 2009, the Fund entered into agreements with Union Bank, N.A. that established a secured revolving loan facility in an initial amount of up to $30,000,000.  The Fund has the option to request that lenders providing such facility increase the borrowing availability thereunder to no more than $230,000,000 in the aggregate, as commitments may be obtained, however, the lenders are under no obligation to do so.  Additional fees would be required to be paid in order to upsize the facility. Borrowings by the Fund will be collateralized by the personal property and other assets of the Fund.  Loans under the facility may be, at the option of the Fund, either Reference Rate loans or LIBOR loans.  The Fund will pay interest on its borrowings and will also pay a fee on the unused portion of the facility.  The facility will terminate on February 18, 2011, but can be accelerated under an event of default such as failure by the Fund to make timely interest or principal payments.  On September 11, 2009, the Fund fully paid its borrowing under the debt facility and the balance of the Fund’s outstanding debt as of September 30, 2009 is $0.

As of September 30, 2009 and December 31, 2008, 13.0% and 11.3%, respectively, of the Fund's assets consisted of cash and cash equivalents.  The Fund invested its assets in venture loans during the three and nine months ended September 30, 2009 and 2008.  Amounts disbursed under the Fund's loan commitments totaled approximately $55.6 million during the nine months ended September 30, 2009.  Net loan amounts outstanding after amortization and fair market adjustment decreased by approximately $16.8 million for the same period.  Unexpired, unfunded commitments totaled approximately $27.1 million as of September 30, 2009.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustment	Balance Outstanding – Fair Value	Unexpired Unfunded Commitments
September 30, 2009	$289.7 million	$135.9 million	$153.8 million	$27.1 million
December 31, 2008	$234.1 million	$63.5 million	$170.6 million	$29.0 million

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

Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net income by less than $0.1 million.  This translates to less than 1% of net income for the nine months ended September 30, 2009.  Although management believes that this measure is indicative of the Fund's sensitivity to interest rate changes, it makes estimates to adjust for potential changes in credit quality, size and composition of the balance sheet and other business developments that could affect net income.  Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Prior to the Fund’s commencement of operations on February 21, 2007, the Fund sold 100,000 shares to the Fund’s sole shareholder, Venture Lending & Leasing V, LLC for $25,000 in September 2006.  No other shares of the Fund have been sold; however, the Fund received an additional $193.5 million of paid in capital during the period from February 21, 2007 through September 30, 2009 which is expected to be used to acquire venture loans and fund operations.

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

VENTURE LENDING & LEASING V, INC.

(Registrant)

By:

/S/ Ronald W. Swenson

By:

/S/ Martin D. Eng

Ronald W. Swenson

Martin D. Eng

Chairman and Chief Executive Officer

Chief Financial Officer

Date:

November 13, 2009

Date:

November 13, 2009

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

Date: November 13, 2009

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

Date: November 13, 2009

/S/ Ronald W. Swenson

Ronald W. Swenson

Chief Executive Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing V, Inc. (the "Fund") on Form 10-Q for the period ending September 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ronald W. Swenson, Chief Executive Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Ronald W. Swenson

Ronald W. Swenson
Chief Executive Officer
November 13, 2009

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing V, Inc. (the "Fund") on Form 10-Q for the period ending September 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Martin D. Eng, Chief Financial Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Martin D. Eng

Martin D. Eng

Chief Financial Officer
November 13, 2009