Form 10-K
period 2009-12-31
Venture Lending & Leasing V, Inc.
filed 2010-03-25
CIK 1376067

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2009

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

Yes __ No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K:  X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer _____

Accelerated filer _____

 Non-accelerated filer   X

Smaller reporting company _____

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes __ No X

As the registrant’s shares are not publicly-traded, the aggregate market value of the voting stock held by non-affiliates of the registrant cannot be determined.

The number of shares outstanding of each of the issuer’s classes of common stock, as of March 25, 2010 was 100,000.

Documents Incorporated by Reference

Document Description

10-K Part

Specifically Identified Portions of the Registrant’s Proxy Statement for the Annual Meeting

of Shareholders to be held May 12, 2010

III

PART I

ITEM 1.

BUSINESS.

Introduction.

Venture Lending & Leasing V, Inc. (the “Fund”) was incorporated in Maryland on August 21, 2006, as a non-diversified, closed-end management investment company electing status as a business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”).  The Fund is a wholly owned subsidiary of Venture Lending & Leasing V, LLC, a Delaware limited liability company (the “Company”).  The purpose of the Fund is to provide asset-based financing to venture-capital-backed companies, in the form of secured loans.  Additionally, the Fund may provide debt financing to public and late-stage private companies.  Prior to commencing its operations on February 21, 2007, the Fund had no operations other than the sale of 100,000 shares of common stock, $0.001 par value to the Company for $25,000 in September 2006.  As of December 31, 2009, the Fund meets the requirements, including diversification requirements, to qualify as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986.

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

ITEM 1A.  RISK FACTORS.

GENERAL

Reliance on Management.  The Fund is wholly dependent for the selection, structuring, closing and monitoring of its investments on the diligence and skill of the Manager, acting under the supervision of the Fund's Board of Directors.  Although the principals of the Manager have over 60 years' of combined experience in investing in venture lending transactions and equity investments, there can be no assurance that the Fund will attain its investment objective.  Furthermore, the Manager does not have substantial experience investing in special situations such as convertible and subordinated debt of public and late-stage private companies.  The officers of the Manager have primary responsibility for the selection of the companies in which the Fund invests, the negotiation of the terms of such investments and the monitoring of such investments after they are made.  Although the officers of the Manager intend to devote such time as is necessary to the affairs of the Fund, they are not required to devote full time to the management of the Fund.  Furthermore, there can be no assurance that any officer will remain associated with the Manager or that, if an officer ceased to be associated with the Manager, the Manager would be able to find a qualified person or persons to fill their positions.

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

Credit Risks.  Most of the companies with which the Fund enters into financing transactions have not achieved profitability, experience substantial fluctuations in their operating results or, in some cases, do not have significant operating revenues.  The ability of these companies to meet their obligations to the Fund, therefore, depends to a significant extent on the willingness of a borrower's equity venture capital investors or outside investors to provide additional equity financing, which in turn depends on the borrower's success in meeting its business plan, the market climate for venture capital investments and many other factors.  The companies to which the Fund provides financing frequently engage in the development of new products or technologies, and the success of these efforts, or the ability of the companies to successfully manufacture or market products or technologies developed, cannot be assured.  These companies frequently face intense competition, including competition from companies with greater resources, and may face risks of product or technological obsolescence, non-acceptance in the market, or rapidly changing regulatory environments, any of which could adversely affect their prospects.  The success of such companies often depends on the management talents and efforts of one person or small group of persons whose death, disability or resignation would adversely affect the company.

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

Illiquidity of Investments.  Substantially all of the Fund’s portfolio investments (other than short-term investments) consist of securities that, at the time of acquisition, are subject to restrictions on sale and for which no ready market will exist.  Restricted securities cannot be sold publicly without prior agreement with the issuer to register the securities under the 1933 Act , or by selling such securities under Rule 144 or other provisions of the 1933 Act which permit only limited sales under specified conditions.  Venture loans and equity investments are privately negotiated transactions, and there is no established trading market in which such loans and equity investments can be sold.  Convertible and subordinated debt investments may also be privately negotiated transactions.  In the case of warrants or equity securities, the Fund generally will realize the value of such securities only if the issuer is able to make an initial public offering of its shares, or enters into a business combination with another company which purchases the Fund's warrants or equity securities or exchanges them for publicly-traded securities of the acquirer.  The feasibility of such transactions depends upon the entity's financial results as well as general economic and equity market conditions.  Furthermore, even if the restricted warrants or equity securities owned become publicly-traded, the Fund's ability to sell such securities may be limited by the lack (or limited nature) of a trading market for such securities.  When restricted securities are sold to the public, the Fund, under certain circumstances, may be deemed an "underwriter" or a controlling person with respect thereto for the purposes of the 1933 Act, and be subject to liabilities as such under that Act.

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

Challenges in Financial Markets.  The ability of the Fund to provide an acceptable return may be adversely affected by economic factors to which the marketplace is subject.  Volatility in the global financial markets reached unprecedented  levels during 2008 and 2009, and these conditions may continue into the future. The Fund’s estimates of fair value are based on the best information available to the Manager as of the date of valuation. Restrictions on the availability of financing as well as the current economic environment have resulted in a low volume of purchase and sale transactions, limiting the number of observable input available to management in making their estimates of fair value. This market turmoil could have a material adverse effect on the Fund’s business and operations.  In 2009, the Fund put in place a revolving loan facility in an initial amount of up to $30,000,000.  The Fund has the option to request that the lenders providing such facility increase the borrowing availability thereunder to up to $230,000,000, however, the lenders are under no obligation to do so.  Market turmoil could impact the Fund’s ability to increase the size of the facility, should it seek to do so, thereby decreasing the Fund’s ability to utilize leverage to maximize the return it achieves on investments.

Market conditions could also adversely impact the ability of the Fund’s borrowers to meet their obligations to the Fund and the value of the Fund’s direct investments in companies.  Most of the companies in which the Fund invests have not achieved profitability and require substantial equity financing to satisfy their continuing growth and working capital requirements.  The economic downturn could decrease the demand for such borrower’s products and technology, thereby impairing such borrower’s financial condition and ability to raise additional equity financing from outside investors.  This could result in an increase in borrower defaults under their obligations to the Fund, or a decrease in the value of the Fund’s direct equity investments.  U.S. and global economic conditions could continue to deteriorate and remain weak for an extended period of time. Additionally, it is possible that market conditions could decrease the demand for venture loans.

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

[REMOVED AND RESERVED].

PART II.

ITEM 5.

MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.

The Fund’s Common Stock is not listed on any securities exchange, and all holders of the Fund’s Common Stock are subject to agreements significantly restricting the transferability of their shares.

The number of holders of record of the Fund’s Common Stock at March 25, 2010 was 1.

The Fund has a policy of distributing securities as acquired.  The Fund values these securities at fair value at the time of acquisition in accordance with the Fund’s policy on valuation detailed in Note 2 to the financial statements.  In addition, some expenses of the Company may be paid by the Fund, and will be deemed as distributions to the Company.  The Fund has established a policy of declaring dividends on a quarterly basis to the extent that taxable income of the fund less applicable reserves exceeds warrant distributions and deemed distributions.  As of December 31, 2009, the Fund had distributed $35.6 million to date to its shareholder, of which $17.4 million was in cash.

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

	For the Year Ended	For the Year Ended	For the Year Ended	For the Period Ended
	December 31, 2009	December 31, 2008	December 31, 2007	December 31, 2006*
Statement of Operations Data:
Investment income:
Interest on loans	$ 24,298,202	$ 21,282,105	$ 5,334,634	$ -
Other interest and other income	99,861	446,879	613,222	-
Total investment income	24,398,063	21,728,984	5,947,856	-
Expenses:
Management fees	4,798,290	6,750,000	5,783,733	-
Interest expense	237,677	1,714,343	488,178	-
Banking and professional fees	415,853	1,479,097	368,121	-
Organizational costs	-	-	113,493	-
Other operating expenses	148,819	129,917	91,339	-
Total expenses	5,600,639	10,073,357	6,844,864	-
Net investment income (loss)	18,797,424	11,655,627	(897,008)	-
Net realized loss from investments	(4,122,957)	-	-	-
Net change in unrealized loss
from investments	(4,803,944)	(1,755,000)	-	-
Net realized and unrealized loss
from hedging activities	-	(488,337)	(458,320)	-
Net realized and unrealized loss
from investment and hedging activities	(8,926,901)	(2,243,337)	(458,320)	-
Net increase (decrease) in net assets
resulting from operations	$ 9,870,523	$ 9,412,290	$ (1,355,328)	$ -

AMOUNTS PER COMMON SHARE:
Net increase (decrease) in net assets
resulting from operations	$ 98.71	$ 94.12	$ (13.55)	$ -
Weighted Average Shares Outstanding	100,000	100,000	100,000	100,000
	As of Dec 31, 2009	As of Dec 31, 2008	As of Dec 31, 2007	As of Dec 31, 2006
Balance Sheet Data:
Loans	$ 141,980,642	$ 170,594,873	$ 91,964,991	$ -
Net assets	$ 175,761,560	$ 192,706,115	$ 57,076,432	$ 25,000
Borrowings under debt facility	$ -	$ -	$ 43,000,000	$ -

* Period from August 21, 2006 (inception) through December 31, 2006

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

The Fund is a financial services company providing financing and advisory services to a variety of carefully selected venture-backed companies throughout the United States with a focus on growth oriented companies.  The Fund’s portfolio is well diversified and consists of companies in the communications, information services, media, and technology, including software and technology-enabled business services, bio-technology, and medical devices industry sectors, among others.  The Fund’s capital is generally used by our portfolio companies to finance acquisitions of fixed assets and working capital.  On February 21, 2007, the Fund completed its first closing of capital, made its first investment, and became a non-diversified, closed-end investment company that elected to be treated as a business development company under the Investment Company Act of 1940.  The Fund anticipates elected to be treated for federal income tax purposes as a regulated investment company under the Internal Revenue Code with the filing of its federal corporate income tax return for 2007.  Pursuant to this election, the Fund generally will not have to pay corporate-level taxes on any income distributed to our shareholder as dividends, allowing the Fund to substantially reduce or eliminate its corporate-level tax liability.

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

CRITICAL ACCOUNTING POLICIES

The Manager has identified the most critical accounting estimates upon which the financial statements depend.  The Manager has determined the critical accounting estimates by considering accounting policies that involve the most complex or subjective decisions or assessments.  The two critical accounting policies relate to the valuation of loans and treatment of nonaccrual loans.

Performing loans and nonaccrual loans are held at fair value as determined by management, in accordance with the valuation methods described in the valuation of loans section of footnote 2 to the financial statements (Summary of Significant Accounting Policies). Critical factors in determining the fair value of a loan include payment history, collateral position, financial strength of borrower, prospects for future equity rounds, likelihood of sale or acquisition of the borrower, and length of expected holding period of the loan.  The actual value of the loans may differ from management’s estimates, which would affect net increase (decrease) in net assets resulting from operations as well as assets.

Results of Operations – For the years ended December 31, 2009, 2008 and 2007

Total investment income for the years ended December 31, 2009, 2008 and 2007 was $24.4 million, $21.7 million and $5.9 million, respectively, which primarily consisted of interest on venture loans outstanding.  The remaining income consisted of interest and dividends on the temporary investment of cash, the forfeiture of deposits from prospective borrowers, late fees from borrowers, other income from commitment fees, and warrants received for loans that will never be funded.   The increase in the investment income is primarily a result of the increased loan base on which interest is charged.  The average gross outstanding performing loans calculated on a monthly basis rose to $147.9 million for 2009 from $138.3 million for 2008 and from $41.2 million for 2007. The average interest rate on gross outstanding performing loans increased to 16.42% for the year ended 2009 from 15.39% for the year ended 2008 and from 14.11% for the year ended December 31, 2007.

Expenses for the years ended December 31, 2009, 2008 and 2007 were $5.6 million, $10.1 million and $6.8 million, respectively.  Management fees were calculated based on the Company’s committed capital for the first two years of the Fund’s life and thereafter as a percentage of Fund assets.  Management fees for the Fund were $4.8 million, $6.8 million and $5.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.  Management fees decreased in 2009 due to the decrease in assets in 2009. The increase in management fees in 2008 was due to the fact that the operation commenced in late February 2007 and therefore the management fee was prorated according to the number of days in the first year of 2007. Interest expense was $0.2 million,$1.7 million and $0.5 million for the years ended December 31, 2009, 2008 and 2007.  Borrowings under the debt facility was $0 for December 31, 2009 and 2008 and was $43.0 million as of December 31, 2007.  On August 22, 2008, the Fund fully paid off all of its borrowings under the debt facility with JP Morgan because the Fund was unable to reach an agreement with its lenders to renew the facility after being informed of their intention to increase the interest rate on the facility and not renew for a full term. Therefore, as of December 31, 2008, the Fund had no debt.  On February 20, 2009, the Fund entered into agreements with Union Bank, N.A. that established a secured revolving loan facility in an initial amount of up to $30,000,000.  On June 11, 2009, the Fund borrowed $1.0 million under the new debt facility and on September 11, 2009, the Fund fully paid its borrowing under the debt facility. Therefore, as of December 31, 2009, the Fund had no debt.  See the discussion under the Risk Factor entitled “Leverage” for information about the interest rate hedging transactions entered into by the Fund to attempt to limit risks associated with borrowing at variable rates but lending at fixed rates.  Banking and professional fees were $0.4 million, $1.5 million and $0.4 million for the years ended December 31, 2009, 2008 and 2007. Because the Fund had fully paid off all of its borrowings with JP Morgan in the third quarter of 2008, the remaining legal and banking related costs associated with the facility were written off during 2008 and this is the primary cause of the increased professional and legal fees in 2008. The decrease in cost in 2009 was primarily due to the decreases in banking fee as a result of the smaller size of the new debt facility in the current year compared to the facility in place in the prior year.  Other operating expenses were $0.1 million, for each of the years ended December 31, 2009, 2008 and 2007.  These expenses included director fees, custody fee, tax fees, and other expenses related to the operation of the Fund.  Other operating expenses remained relatively stable for the years presented.

The net realized loss from investments was $(4.1) million for December 31, 2009 and $0 for the years ended December 31, 2008 and 2007.The realized losses consist of write offs, net of recoveries of previously written off uncollectible loans.

Net change in unrealized loss from investment activities was $(4.8) million, $(1.8) million and zero for the years ended December 31, 2009, 2008 and 2007, respectively.  The unrealized loss consists of fair market value adjustment taken against loans.  There was no fair market value adjustment made in 2007.

The net realized and unrealized loss from hedging activities was zero, $(0.5) million and $(0.5) million for the years ended December 31, 2009, 2008 and 2007, respectively. The realized and unrealized loss from hedging activities include the net interest received or paid on the interest rate swap transactions beginning with the quarter ended September 30, 2008.

Net increase (decrease) in net assets resulting from operations for the years ended December 31, 2009, 2008 and 2007 was $9.9 million, $9.4 million and $(1.4) million.  On a per share basis, for the years ended December 31, 2009, 2008 and 2007, there was a net increase (decrease) in net assets resulting from operations of $98.71, $94.12 and $(13.55), respectively.

Liquidity and Capital Resources -- December 31, 2009 and 2008

The Fund is owned entirely by the Company.  The Company is expected, but not required, to make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances.  As of December 31, 2009 and 2008 the Company had received subscriptions for capital in the amount of $270.0 million, of which $202.5 million had been called and received respectively.  As of December 31, 2009 and 2008, $67.5 million of capital remains uncalled, respectively.  The remaining $67.5 million in committed capital as of December 31, 2009 is due to expire in February 2012 as the five year anniversary will have passed, at which time no further capital can be called.

On August 26, 2008, the Fund paid approximately $0.8 million in order to terminate its swap agreement in connection with the repayment of borrowings under the fund’s debt facility (see Note 4 to financial statement). This amount has been recorded in realized and unrealized gain (loss) from hedging activities.

On February 20, 2009, the Fund entered into agreements with Union Bank, N.A. that established a secured revolving loan facility in an initial amount of up to $30,000,000.  The Fund has the option to request that lenders providing such facility increase the borrowing availability thereunder to no more than $230,000,000 in the aggregate, as commitments may be obtained, however, the lenders are under no obligation to do so.  Additional fees would be required to be paid in order to upsize the facility. Borrowings by the Fund will be collateralized by the personal property and other assets of the Fund.  Loans under the facility may be, at the option of the Fund, either Reference Rate loans or LIBOR loans.  The Fund will pay interest on its borrowings and will also pay a fee on the unused portion of the facility.  The facility will terminate on February 18, 2011, but can be accelerated under an event of default such as failure by the Fund to make timely interest or principal payments.  As of December 31, 2009, the balance of the Fund’s outstanding debt is zero.

As of December 31, 2009 and 2008, 19% and 11%, respectively of the Fund’s assets consisted of cash and cash equivalents. The Fund invested its assets in venture loans during 2009 and 2008.  Amounts disbursed under the Fund’s loan commitments was $76.9 million for the year ended December 31, 2009.  Net loan amounts outstanding after amortization and valuation adjustment were approximately $142.0 million as of December 31, 2009.  Unexpired unfunded commitments as of December 31, 2009 were approximately $62.4 million.

Year Ended	Cumulative Amount Disbursed	Principal Amortization and Fair Market Adjustment	Balance Outstanding– Fair Value	Unexpired Unfunded Commitments
December 31, 2009	$311.0 million	$169.0 million	$142.0 million	$62.4 million
December 31, 2008	$234.1 million	$63.5 million	$170.6 million	$29.0 million

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

The Fund's sensitivity to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of assets and liabilities.  The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates.  Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net increase in net assets resulting from operations by less than 1% for the year ended December 31, 2009.

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

December 31, 2009 (Unaudited)

	Quarterly Information for the Three Months Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Investment Income:
Interest on loans	$ 5,869,202	$ 5,674,453	$ 5,781,224	$ 6,973,323
Other interest and other income	3,801	7,873	83,686	4,501
Total investment income	5,873,003	5,682,326	5,864,910	6,977,824
Expenses:
Management fees	1,439,832	1,126,726	1,123,733	1,107,999
Interest expense	30,922	66,836	72,634	67,285
Banking and professional fees	115,836	135,024	70,419	94,574
Other operating expenses	23,056	26,293	44,841	54,629
Total expenses	1,609,646	1,354,879	1,311,627	1,324,487
Net investment income	4,263,357	4,327,447	4,553,283	5,653,337
Net realized gain (loss) from investments	(222,888)	(2,176,922)	(1,723,148)	1
Net change in unrealized gain (loss) from
investments	(4,142,710)	(1,212,290)	1,382,542	(831,486)
Net realized and unrealized gain (loss)
from investment activities	(4,365,598)	(3,389,212)	(340,606)	(831,485)
Net increase (decrease) in net assets
resulting from operations	$ (102,241)	$ 938,235	$ 4,212,677	$ 4,821,852
Amount per common share:
Net increase (decrease) in net assets
resulting from operations	$ (1.02)	$ 9.38	$ 42.13	$ 48.22
Weighted average shares outstanding	100,000	100,000	100,000	100,000

December 31, 2008 (Unaudited)

	Quarterly Information for the Three Months Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Investment Income:
Interest on loans	$ 3,682,304	$ 4,595,262	$ 6,010,991	$ 6,993,548
Other interest and other income	167,485	98,797	153,173	27,424
Total investment income	3,849,789	4,694,059	6,164,164	7,020,972
Expenses:
Management fees	1,687,500	1,687,500	1,687,500	1,687,500
Interest expense	563,651	680,105	342,034	128,553
Banking and professional fees	175,491	862,851	511,017	(70,262)
Organizational costs	-	-	-	-
Other operating expenses	17,439	36,435	30,176	45,867
Total expenses	2,444,081	3,266,891	2,570,727	1,791,658
Net investment income	1,405,708	1,427,168	3,593,437	5,229,314
Net realized loss from investments	-	-	-	-
Net change in unrealized loss from
investment activities	-	-	(750,000)	(1,005,000)
Net realized and unrealized gain (loss)
from hedging activities	(738,132)	501,904	(252,109)	-
Net realized and unrealized gain (loss)
from investment and hedging activities	(738,132)	501,904	(1,002,109)	(1,005,000)
Net increase in net assets
resulting from operations	$ 667,576	$ 1,929,072	$ 2,591,328	$ 4,224,314
Amount per common share:
Net increase in net assets
resulting from operations	$ 6.68	$ 19.29	$ 25.91	$ 42.24
Weighted average shares outstanding	100,000	100,000	100,000	100,000

December 31, 2007 (Unaudited)

	Quarterly Information for the Three Months Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Investment Income:
Interest on loans	$ 129,008	$ 750,440	$ 1,673,805	$ 2,781,381
Other interest and other income	120,526	208,465	190,064	94,167
Total investment income	249,534	958,905	1,863,869	2,875,548
Expenses:
Management fees	721,233	1,687,500	1,687,500	1,687,500
Interest expense	-	-	48,318	439,860
Banking and professional fees	69,206	49,865	114,519	134,531
Organizational costs	113,493	-	-	-
Other operating expenses	15,775	18,492	28,519	28,553
Total expenses	919,707	1,755,857	1,878,856	2,290,444
Net investment income (loss)	(670,173)	(796,952)	(14,987)	585,104
Net change in unrealized loss
from investment and hedging activities	-	-	(44,635)	(413,685)
Net increase (decrease) in net assets	$ (670,173)	$ (796,952)	$ (59,622)	$ 171,419
resulting from operations
Amount per common share:
Net increase (decrease) in net assets
resulting from operations	$ (6.70)	$ (7.97)	$ (0.60)	$ 1.71
Weighted average shares outstanding	100,000	100,000	100,000	100,000

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

There have not been any changes in the Fund’s internal control over financial reporting identified in connection with Management’s Report that occurred during the Fund’s fourth fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

Changes in Internal Controls

There were no significant changes in the Fund's internal controls or in other factors that could significantly affect these controls during the fiscal year ended December 31, 2009.

ITEM 9.B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following are the executive officers of the Fund.  All officers serve at the pleasure of the Fund’s Board.

Name and Position With Fund	Age	Occupation During Past Five Years
Ronald W. Swenson, Chairman, and Director	65	Chairman, CEO, Director, and other positions for Westech Investment Advisors since 1994
Maurice C. Werdegar, President and Chief Executive Officer	45	Vice President and other positions for Westech Investment Advisors since 2001
Jay L. Cohan, Vice President, Assistant Secretary	45	Vice President, Assistant Secretary and other positions for Westech Investment Advisors since 1999
Martin D. Eng, Vice President, CFO, Treasurer, and Secretary	58	Vice President, CFO, Treasurer and Secretary for Westech Investment Advisors since 2005. VP Finance, ORACLE, Inc. 2005. VP and Corporate Treasurer, PeopleSoft, Inc. 2004-2005
David R. Wanek, Vice President	37	Vice President and other positions for Westech Investment Advisors since 2001

The information required by this item concerning the directors of the Fund and Section 16(a) compliance is contained in the Fund’s Proxy Statement filed in connection with the Annual Meeting of Shareholders to be held on May 12, 20010 (“Proxy Statement”) under the captions “Proposal 1 -- To Elect Six Directors of the Fund” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

The Fund has adopted a Code of Ethics that is applicable to all of its officers.  A free copy of the Code of Ethics may be requested by contacting the Chief Financial Officer of the Fund.

ITEM 11.

EXECUTIVE COMPENSATION

The information required by this item is contained in the Fund’s Proxy Statement under the caption “Proposal 1 -- To Elect Six Directors of the Fund” and is incorporated herein by reference.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The information required by this item is contained in the Fund’s Proxy Statement under the caption “Annex A -- Beneficial Ownership of Fund Shares” and is incorporated herein by reference.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

(a)

1.

Index to Financial Statements and Financial Statement Schedules

Report of Independent Registered Public Accounting Firm

Statements of Assets and Liabilities as of December 31, 2009 and 2008

Statements of Operations for the years ended December 31, 2009, 2008 and 2007

Statements of Changes in Net Assets for the years ended December 31, 2009, 2008 and 2007

Statements of Cash Flows for the years ended December 31, 2009, 2008, 2007

Notes to Financial Statements

Financial Statement Schedules for the years ended December 31, 2009, 2008 and 2007

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

3(ii)

Amended and Restated Bylaws of the Fund, as amended as of December 31, 2009.

4.1

Form of Purchase Agreement between the Fund and the Company, incorporated by reference to the Fund’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on October 10, 2006.

10.1

Form of Custodian Agreement between the Fund and Union Bank of California,  incorporated by reference to the Fund’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on October 10, 2006.

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

VENTURE LENDING & LEASING V, INC.

(Registrant)

By:

/S/Maurice C. Werdegar

By:

/S/Martin D. Eng

Maurice C. Werdegar

Martin D. Eng

President and Chief Executive Officer

Chief Financial Officer

Date:   March 25, 2010

Date:   March 25, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME

TITLE

DATE

By:

/S/ John Glynn

Director

March 25, 2009

John Glynn

By:

/S/ Michael G. McCaffery

Director

March 25, 2009

Michael G. McCaffery

By:

/S/ Roger V. Smith

Director

March 25, 2009

Roger V. Smith

By:

/S/ Ronald W. Swenson

Chairman & Director

March 25, 2009

Ronald W. Swenson

By:

/S/ George Von Gehr

Director

March 25, 2009

George Von Gehr

By:

/S/ Maurice C. Werdegar

President, CEO & Director

March 25, 2009

Maurice C. Werdegar

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

Venture Lending & Leasing V, Inc.

We have audited the accompanying statements of assets and liabilities of Venture Lending & Leasing V, Inc. (the "Fund"), as of December 31, 2009 and 2008, and the related statements of operations, cash flows, and changes in net assets for each of the three years in the period ended December 31, 2009.  These financial statements are the responsibility of the Fund's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  Our procedures included confirmation of loans owned as of December 31, 2009, by correspondence with the borrowers or by other appropriate auditing procedures where replies from borrowers were not received. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Venture Lending & Leasing V, Inc. as of December 31, 2009 and 2008, and the results of its operations, its cash flows, and changes in its net assets for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the financial statements include investments valued at $142,013,889 (80% of total assets) and $170,594,873 (88% of total assets) as of December 31, 2009 and 2008, respectively, whose fair values have been estimated by management in the absence of readily determinable fair values.  Also discussed in Note 2 is the information used by management in making these estimates.

/S/ Deloitte & Touche LLP

March 25, 2010

San Francisco, California

VENTURE LENDING & LEASING V, INC.

Statements of Assets and Liabilities

As of December 31, 2009 and 2008

	December 31, 2009	December 31, 2008
ASSETS
Loans, at estimated fair value
(Cost of $147,804,586 and $172,349,873)	$ 141,980,642	$ 170,594,873
Cash and cash equivalents	33,064,846	21,972,037
Other investment (Cost of $768,247 and $0)	33,247	-
Other assets	2,201,051	2,319,597

Total assets	177,279,786	194,886,507

LIABILITIES
Accrued management fees	1,107,999	1,687,500
Accounts payable and other accrued liabilities	410,227	492,892

Total liabilities	1,518,226	2,180,392

NET ASSETS	$ 175,761,560	$ 192,706,115

Analysis of Net Assets:

Capital paid in on shares of capital stock	$ 193,525,000	$ 193,525,000
Return of capital distributions	(10,307,488)	(3,593,240)
Distributable income (accumulated deficit)	(7,455,952)	2,774,355
Net assets (equivalent to $1,757.62 and $1,927.06 per share based on
100,000 shares of capital stock outstanding - See Note 6)	$ 175,761,560	$ 192,706,115

See notes to financial statements.

VENTURE LENDING & LEASING V, INC.

Statements of Operations

For the Years Ended December 31, 2009, 2008 and 2007

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2009	December 31, 2008	December 31, 2007

INVESTMENT INCOME:
Interest on loans	$ 24,298,202	$ 21,282,105	$ 5,334,634
Other interest and other income	99,861	446,879	613,222
Total investment income	24,398,063	21,728,984	5,947,856

EXPENSES:
Management fees	4,798,290	6,750,000	5,783,733
Interest expense	237,677	1,714,343	488,178
Banking and professional fees	415,853	1,479,097	368,121
Organizational costs	-	-	113,493
Other operating expenses	148,819	129,917	91,339
Total expenses	5,600,639	10,073,357	6,844,864
Net investment income (loss)	18,797,424	11,655,627	(897,008)

Net realized loss from investments	(4,122,957)	-	-
Net change in unrealized loss
from investments	(4,803,944)	(1,755,000)	-
Net realized and unrealized loss from
hedging activities	-	(488,337)	(458,320)
Net realized and unrealized loss from
investment and hedging activities	(8,926,901)	(2,243,337)	(458,320)

Net increase (decrease) in net assets
resulting from operations	$ 9,870,523	$ 9,412,290	$ (1,355,328)
Net increase (decrease) in net assets
resulting from operations per share	$ 98.71	$ 94.12	$ (13.55)
Weighted average shares outstanding	100,000	100,000	100,000

See notes to financial statements.

VENTURE LENDING & LEASING V, INC.

Statement of Changes in Net Assets

For the Years Ended December 31, 2009, 2008 and 2007

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2009	December 31, 2008	December 31, 2007
Net increase in net assets resulting from operations:
Net investment income	$ 18,797,424	$ 11,655,627	$ (897,008)
Net realized loss from investments	(4,122,957)	-	-
Net change in unrealized loss from investments	(4,803,944)	(1,755,000)	-
Net realized and unrealized loss from
hedging activities	-	(488,337)	(458,320)

Net increase (decrease) in net assets
resulting from operations	9,870,523	9,412,290	(1,355,328)

Distributions of income to shareholder	(20,100,830)	(5,282,607)	-
Return of capital to shareholder	(6,714,248)	-	(3,593,240)
Capital share transactions	-	131,500,000	62,000,000
Total increase (decrease)	(16,944,555)	135,629,683	57,051,432

Net assets
Beginning of year	192,706,115	57,076,432	25,000

End of year	$ 175,761,560	$ 192,706,115	$ 57,076,432

See notes to financial statements.

VENTURE LENDING & LEASING V, INC.

Statements of Cash Flows

For the Years Ended December 31, 2009, 2008 and 2007

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$ 9,870,523	$ 9,412,290	$ (1,355,328)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in)
operating activities:
Net realized loss from investments	4,122,957	-	-
Net change in unrealized loss from investments	4,803,944	1,755,000	-
Net realized and unrealized loss (gain) from hedging activities	-	(458,320)	458,320
Amortization of deferred costs related to borrowing facility	124,081	1,056,811	76,357
Net decrease (increase) in other assets	289,428	(1,094,723)	(1,224,874)
Net increase (decrease) in accounts payable, other accrued
liabilities, and accrued management fees	(662,165)	(369,842)	2,550,234
Origination of loans	(76,924,506)	(132,990,081)	(101,105,908)
Principal payments on loans	92,748,512	51,908,770	9,140,917
Acquisition of equity securities	(4,816,755)	(4,586,178)	(3,483,240)
Net increase in other investment	(768,247)	-	-
Net cash provided by (used in) operating activities	28,787,772	(75,366,273)	(94,943,522)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distribution to shareholder	(17,400,000)	-	-
Deemed distribution to shareholder	-	-	(110,000)
Contributions from shareholder	-	131,500,000	62,000,000
Payment of bank facility fees and costs	(294,963)	-	(1,133,168)
Borrowings under debt facility	1,000,000	30,400,000	43,000,000
Repayment of debt facility	(1,000,000)	(73,400,000)	-
Net cash provided by (used in) financing activities	(17,694,963)	88,500,000	103,756,832
Net increase in cash and cash equivalents	11,092,809	13,133,727	8,813,310
CASH AND CASH EQUIVALENTS:
Beginning of year	21,972,037	8,838,310	25,000
End of year	$ 33,064,846	$ 21,972,037	$ 8,838,310
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE YEAR FOR:
Interest	$ 237,677	$ 1,910,871	$ 291,650
NON-CASH ACTIVITIES:
Receipt of equity securities as repayment of loan	$ 4,598,323	$ 696,429	$ -
Distributions of equity securities to shareholder	$ 9,415,078	$ 5,282,607	$ 3,483,240

See notes to financial statements

VENTURE LENDING & LEASING V, INC.

Notes to Financial Statements for the Years Ended December 31, 2009 and 2008

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

Valuation Methods

At December 31, 2009 and 2008, the financial statements include nonmarketable investments ($142,013,889 and $170,594,873 or approximately 80% and 88% of the total assets) with fair values determined by the Manager in the absence of readily determinable market values.  Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.  Below is the information used by the Manager in making these estimates.

Fair value is the price that would be received to sell an asset or paid to lower a liability in an orderly transaction between market participants.  There is no secondary market for the loans, hence management determines fair value based on hypothetical markets.  Venture loans are generally held to maturity and are recorded at estimated fair value.  Management determines whether to adjust the estimated fair value of a loan based on a number of factors including but not limited to the borrower’s payment history, available cash and “burn rate,” revenues, net income or loss, the likelihood that the borrower will be able to secure additional financing in the future, as well as an evaluation of the general interest rate environment.  The amount of any valuation adjustment is determined based upon a credit analysis of the borrower and an analysis of the expected recovery from the borrower, including consideration of factors such as the nature and quality of the Fund’s security interests in collateral, the estimated value of the Fund’s collateral, the size of the loan, and the estimated time that will elapse before the Fund achieves a recovery.

Money market funds and debt instruments held as Cash and Cash Equivalents are valued at their most recently posted net asset value, if available, or at amortized cost, provided such amount is not materially different from quoted price.

Debt securities held as Short-term Investments are valued based on current bid quotations of recognized dealers or, when market quotations are not readily available, based on appraisals received from a pricing service using a computerized matrix system, or based upon appraisals derived from information concerning the securities or similar securities received from recognized dealers in the securities.  Notwithstanding the foregoing, debt securities with remaining maturities of ninety (90) days or fewer generally are valued by amortizing the difference between their last available fair value and their par value, provided such amount is not materially different from quoted price.  As of December 31, 2009 and 2008, the Fund held no short-term investments.

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

Nonaccrual Loans

The Fund’s policy is to place a loan on nonaccrual status when the loan stops performing and management deems that it is unlikely that the loan will return to performing status.  When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed for the quarter in which the loan was placed on nonaccrual status.  Any uncollected interest related to quarters prior to when the loan was placed on nonaccrual status is added to the principal balance, and the aggregate balance of the principal and interest is evaluated in accordance with the policy for valuation of loans in determining management’s best estimate of fair value. Interest received by the Fund on nonaccrual loans will be recorded on a cash basis.

As of December 31, 2009 and 2008, loans with a cost basis of $11.3 million and $4.8 million and a fair value of $ 5.9 million and $3.1 million, respectively, have been classified as nonaccrual.

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

Interest Rate Swap

The Fund entered into an interest rate swap agreement to hedge its interest rate on its borrowings under its debt facility. Unrealized gains and losses from hedging activities have been separately reported from unrealized gains and losses from investment activities and are included in net realized and unrealized gain (loss) from hedging activities in these financial statements.  Also included in realized and unrealized gain (loss) from hedging activities is the net interest received or paid on the interest rate swap transactions beginning with the quarter ended September 30, 2008 (amounts were previously included in interest expense and were not considered material). As of December 31, 2009, the Fund did not have any swap transactions.

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

Challenges in Financial Markets

The ability of the Fund to provide an acceptable return may be adversely affected by economic factors to which the marketplace is subject.  Volatility in the global financial markets reached unprecedented  levels during 2008 and 2009, and these conditions may continue into the near future. The Fund’s estimates of fair value are based on the best information available to the Manager as of the date of valuation. Restrictions on the availability of financing as well as the current economic environment have resulted in a low volume of purchase and sale transactions, limiting the number of observable input available to Management in making their estimates of fair value. This market turmoil could have a material adverse effect on the Fund’s business and operations.  In 2009, the Fund put in place a revolving loan facility in an initial amount of up to $30,000,000.  The Fund has the option to request that the lenders providing such facility increase the borrowing availability thereunder to up to $230,000,000, however, the lenders are under no obligation to do so.  Market turmoil could impact the Fund’s ability to increase the size of the facility, should it seek to do so, thereby decreasing the Fund’s ability to utilize leverage to maximize the return it achieves on investments.

Market conditions could also adversely impact the ability of the Fund’s borrowers to meet their obligations to the Fund and the value of the Fund’s direct investments in companies.  Most of the companies in which the Fund invests have not achieved profitability and require substantial equity financing to satisfy their continuing growth and working capital requirements.  The economic downturn could decrease the demand for such borrower’s products and technology, thereby impairing such borrower’s financial condition and ability to raise additional equity financing from outside investors.  This could result in an increase in borrower defaults under their obligations to the Fund, or a decrease in the value of the Fund’s direct equity investments.  U.S. and global economic conditions could continue to deteriorate and remain weak for an extended period of time. Additionally, it is possible that market conditions could decrease the demand for venture loans.

Recently Issued Accounting Pronouncements

On June 30, 2009, the Financial Accounting Standards Board (the “FASB”) issued the FASB Accounting Standards Codification (the “Codification”).  The Codification is effective for interim and annual periods ending after September 15, 2009 and is the source, along with guidance issued by the Securities and Exchange Commission, of authoritative U.S. accounting and reporting standards for nongovernmental entities.  The Codification is a major restructuring of accounting and reporting standards designed to simplify user access to all authoritative accounting principles generally accepted in the United States of America (“U.S. GAAP”) by providing the authoritative literature in a topically organized structure.  The adoption of this statement did not have a material impact on the Fund’s financial statements.

In March 2008, the FASB issued Accounting Standards Codification (“ASC”) 815-10 (formerly FAS No. 161), “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS 133” (“ASC 815-10”). ASC 815-10 requires entities with derivative instruments to provide enhanced disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivative instruments, and disclosures about credit risk related contingent features in derivative agreements.  The required information is intended to provide financial statement users an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  This statement was effective for the Fund in the first quarter of fiscal 2009.  The adoption of this statement did not have a material effect on the Fund’s financial statements.

In April 2009, the FASB issued ASC 820-10 (formerly SFAS No. 157-4), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“ASC 820-10”). This ASC provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This ASC also includes guidance on identifying circumstances that indicate a transaction is not orderly. This ASC emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This ASC was effective for interim and annual periods ending after June 15, 2009. The adoption of this statement did not have a material effect on the Fund’s financial statements.

The Fund adopted the Subsequent Events topic of the Codification (“[Topic 855/ASC 855]”) (formerly FASB Statement of Financial Accounting Standards No. 165, Subsequent Events”).  Subsequent events have been evaluated through March 25, 2010, which is the date that these financial statements were available to be issued.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), Improving Disclosures about Fair Value Measurements, which, among other things, amends ASC 820 to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820  regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy.  ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements (which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years).  Management is currently assessing the impact that the adoption of ASU 2010-06 will have on the Fund’s financial statement disclosures.

Tax Status

As long as the Fund qualifies as a Regulated Investment Company (“RIC”), it will not pay any federal or state corporate income tax on income that is distributed to its shareholder (pass-through status).  Should the Fund not qualify as a RIC or lose its RIC status, it could be taxed as an ordinary corporation on its taxable income for that year (even if that income is distributed to its shareholder), and all distributions out of its earnings and profits will be taxable to its shareholder as ordinary income.  As of December 31, 2009, the Fund had no uncertain tax positions.

The Fund's tax years open to examination by major jurisdictions are 2006 and forward.

3.

 SUMMARY OF INVESTMENTS

Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working capital up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment.  As of December 31, 2009, the Fund's investments in loans are primarily to companies based within the United States and are diversified among borrowers in the industries shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below.  (The sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).

ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale.

Loan balances are summarized by borrower.  Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded.  Each loan drawn under a commitment has a different maturity date and amount.  For the year ended December 31, 2009 and 2008 the weighted average interest rate on gross performing loans was 16.42% and 15.39%, respectively.  Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including volatility, early payoffs, and recovery of interest from non-performing assets.

Loans as of December 31, 2009 are in non-affiliates and consist of the following (industry classifications are unaudited):

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 12/31/09	12/31/09	Maturity Date

Biotechnology
Bioabsorbable Therapeutics, Inc.		$172,963	$912,963	*
Microchip Biotechnologies, Inc.		3,749,728	3,749,728	11/1/12
Pathway Genomics, Corp.		2,681,835	2,681,835	12/1/12
SanBio, Inc.		470,563	470,563	6/1/10
Trellis Bioscience, Inc.		173,790	173,790	12/1/10
Subtotal:	4.1%	$7,248,879	$7,988,879

Carrier Networking
Kodiak Networks, Inc.		$196,266	$196,266	4/1/10
Opvista, Inc.		842,838	1,682,838	*
TimeData, Corp.		211,465	211,465	3/1/12
Wavebender, Inc.		103,372	103,372	1/1/11
Subtotal:	0.8%	$1,353,941	$2,193,941

Computers & Storage
Cloudshield, Inc.		$1,343,874	$1,343,874	4/1/11
D-Wave Systems, Inc.		940,132	940,132	12/1/12
Gear Six, Inc.		291,222	291,222	12/1/10
NComputing, Inc.		445,277	445,277	9/1/10
Vidyo, Inc.		809,898	809,898	10/1/10
Subtotal:	2.2%	$3,830,403	$3,830,403

Enterprise Networking
Envivio, Inc.		$1,451,594	$1,451,594	1/1/11
PacketMotion, Inc.		798,291	798,291	3/1/11
Vyatta, Inc.		999,379	999,379	2/1/11
Subtotal:	1.8%	$3,249,264	$3,249,264

Internet
Aggregate Knowledge, Inc.		$529,127	$529,127	12/1/11
Arcadia Entertainment, Inc.		79,505	229,505	*
Blekko, Inc.		307,107	307,107	12/1/11
BuzzLogic, Inc.		486,303	486,303	8/1/11
cc:Betty, Inc.		301,733	301,733	8/1/12
Collarity, Inc.		535,618	715,618	*
Cuil, Inc.		3,563,005	3,563,005	12/1/12
Delve Networks, Inc.		320,605	320,605	7/1/11
Donnerwood Media, Inc.		483,185	483,185	5/1/11
eduFire, Inc.		192,863	292,863	2/1/12

EForce Media, Inc.		762,432	1,512,432	*
Fwix, Inc.		22,181	22,181	1/1/13
Genius.com , Inc.		673,332	673,332	12/1/12
iGroup Network, Inc.		372,082	372,082	4/1/12
Inigral, Inc.		92,883	92,883	8/1/11
Insider Guides, Inc.		2,698,751	2,698,751	4/1/12
Instructables, Inc.		170,623	170,623	4/1/12
Loomia, Inc.		351,522	351,522	12/1/11
MMJK, Inc.		1,431,315	1,431,315	12/1/12
Multiply, Inc.		570,185	570,185	9/1/11
PerformLine, Inc.		237,945	237,945	12/1/11
Philotic, Inc.		204,635	204,635	11/1/12
Plastic Jungle, Inc.		1,289,857	1,289,857	9/1/12
Quantcast, Corp.		4,169,098	4,169,098	1/1/13
Radar Networks, Inc.		297,134	297,134	10/1/10
RPM Communications, Inc.		62,632	222,632	*
Semantic Sugar, Inc.		270,261	270,261	7/1/12
SugarSync, Inc.		288,289	288,289	5/1/11
TheFind, Inc.		760,747	760,747	12/1/11
ThisNext, Inc.		375,549	375,549	5/1/11
Topsy Labs, Inc.		1,490,019	1,490,019	1/1/13
UStream.TV, Inc.		1,604,259	1,604,259	5/1/12
Videojax, Inc.		51,331	311,331	*
Worktopia, Inc.		573,291	573,291	11/1/11
Youku.com, Inc.		2,795,891	2,795,891	1/1/12
Subtotal:	16.2%	$28,415,295	$30,015,295

Medical Devices
Accuri Cytometers, Inc.		$328,882	$328,882	9/1/10
AirXpanders, Inc.		493,179	493,179	9/1/11
Ample Medical, Inc.		18,734	32,734	*
Biomerix, Corp.		924,209	924,209	12/1/11
Cellscape, Corp.		183,091	183,091	8/1/12
ConforMIS, Inc.		7,575,646	7,575,646	6/1/12
CV Ingenuity, Corp.		202,669	202,669	8/1/12
CyberHeart, Inc.		975,031	975,031	8/1/11
Evera Medical, Inc.		364,779	564,779	9/1/11
iBalance Medical, Inc.		793,637	793,637	9/1/10
Intellidx, Inc.		1,063,114	1,163,114	4/1/11
Nellix, Inc.		4,069,940	4,069,940	12/1/11
PEAK Surgical, Inc.		2,206,100	2,206,100	7/1/12
PinPointe U.S.A., Inc.		1,167,049	1,167,049	7/1/12
Softscope Medical Technologies, Inc.		262,893	262,893	6/1/11
Suneva Medical, Inc.		878,666	878,666	11/1/12
Varix Medical, Inc.		192,363	192,363	9/1/11
Subtotal:	12.3%	$21,699,982	$22,013,982

Other Healthcare
Advanced ICU Care, Inc.		$109,827	$109,827	10/1/10
NanoSphere, Inc.		1,890,288	1,890,288	8/1/10
Skylight Healthcare Systems, Inc.		2,415,766	2,415,766	10/1/11
Subtotal:	2.5%	$4,415,881	$4,415,881

Other Technology
Astro Gaming, Inc.		$897,216	$897,216	7/1/12
Daylight Solutions, Inc.		1,353,208	1,353,208	12/1/12
EcoSMART Technologies, Inc.		1,731,687	1,731,687	10/1/12
EoPlex Tehcnologies, Inc.		527,634	527,634	6/1/11
Integrity Block, Inc.		72,913	92,913	*
Global MailExpress, Inc.		1,254,624	1,254,624	4/1/13
Oryxe Energy International, Inc.		391,642	521,642	*
Sezmi, Corp.		1,793,646	1,793,646	2/1/12
Solaria, Corp.		2,463,265	2,463,265	3/1/11
Soliant Energy, Inc.		610,442	610,442	7/1/12
Sub-One Technology, Inc.		424,104	424,104	12/1/11
Subtotal:	6.6%	$11,520,381	$11,670,381

Security
Dragnet Solutions, Inc.		$574,091	$574,091	6/1/11
Guardian Analytics, Inc.		619,189	619,189	8/1/11
Nevis Networks, Inc.		123,762	303,762	*
TrustedID, Inc.		645,609	645,609	6/1/11
Subtotal:	1.1%	$1,962,651	$2,142,651

Semiconductors & Equipment
Alereon, Inc.		$528,072	$528,072	7/1/10
Azuro, Inc.		1,418,087	1,418,087	9/1/11
Cswitch		0	36,944	*
Discera, Inc.		198,132	198,132	1/1/11
Insilica, Inc.		502,965	502,965	11/1/10
Integrated Materials, Inc.		117,533	117,533	3/1/10
Intelleflex, Corp.		811,691	811,691	4/1/11
InvenSense, Inc.		282,415	282,415	1/1/11
Newport Media, Inc.		3,186,448	3,186,448	5/1/12
Revera, Inc.		486,037	486,037	2/1/11
SiPort, Inc.		1,889,710	1,889,710	7/1/12
Teknovus, Inc.		1,448,894	1,448,894	9/1/11
Tela Innovations, Inc.		459,437	459,437	7/1/11
Zenverge, Inc.		588,121	588,121	7/1/11
Subtotal:	6.8%	$11,917,542	$11,954,486

Software
Anchor Intelligence, Inc.		$648,108	$648,108	12/1/11
Athena Design Systems, Inc.		20,849	53,849	*
Atlantis Computing, Inc.		191,426	191,426	9/1/12
Berkeley Design Automation, Inc.		421,775	421,775	4/1/11
BlueRoads, Corp.		101,989	811,989	*
Cloudmark, Inc.		2,581,960	2,581,960	12/1/11
Cloudshare, Inc.		2,210,122	2,210,122	2/1/12
Demandbase, Inc.		293,081	293,081	11/1/10
Emergent Game Technologies, Inc.		2,515,770	2,515,770	12/1/12
Future Point Systems, Inc.		181,817	181,817	4/1/12
Gazillion, Inc.		1,312,700	1,312,700	3/1/11
Integrien, Corp.		394,734	394,734	7/1/10
JasperSoft, Inc.		862,849	862,849	5/1/11
Kabira Technologies, Inc.		1,069,892	1,069,892	12/1/10
Kareo, Inc.		101,619	101,619	12/1/10
Knowledge Adventure, Inc.		2,462,690	2,462,690	5/1/12
Market6, Inc.		301,142	301,142	7/1/10
MarketFish, Inc.		225,979	225,979	9/1/12
Medsphere Systems, Corp.		1,490,789	1,490,789	5/1/12
Orb Networks, Inc.		158,962	158,962	8/1/10
Palantir Technologies, Inc.		5,509,085	5,509,085	11/1/12
RingCube Technologies, Inc.		765,749	765,749	10/1/11
RivalWatch, Inc.		205,850	205,850	9/1/12
Skydeck, Inc.		401,579	401,579	2/1/12
SOA Software, Inc.		1,863,653	1,863,653	4/1/11
Universal Ad, Inc.		154,304	304,304	*
Verix, Inc.		1,221,314	1,221,314	8/1/11
Viewdle, Inc.		380,423	380,423	12/1/11
Widevine Technologies, Inc.		1,777,475	1,777,475	4/1/12
Xtime, Inc.		499,574	499,574	7/1/11
Zoove, Corp.		104,936	104,936	7/1/11
Subtotal:	17.3%	$30,432,195	$31,325,195

Technology Services
OpSource, Inc.		$1,935,343	$1,935,343	12/1/11
SG Micro, Inc.		380,841	380,841	4/1/11
Subtotal:	1.3%	$2,316,184	$2,316,184

Wireless
Cellfire, Inc.		$1,041,066	$1,041,066	4/1/11
DeFi Mobile, Ltd.		337,344	337,344	*
Dilithium Networks, Inc.		1,530,907	1,530,907	6/1/11
Emotive Communications, Inc.		143,630	393,630	*
Hands-On Mobile, Inc.		638,217	638,217	5/1/10
July Systems, Inc.		523,480	523,480	*

Nextivity, Inc.		1,376,036	2,066,036	*
Ortiva Wireless, Inc.		1,018,036	1,018,036	5/1/11
Quickoffice, Inc.		1,634,620	1,634,620	10/1/12
SandLinks, Inc.		125,324	255,324	*
Send Me, Inc.		1,529,053	1,529,053	4/1/12
Silent Communication Ltd.		602,305	602,305	9/1/12
SmartDrive Systems, Inc.		240,106	240,106	6/1/10
Venturi Wireless, Inc.		892,694	892,694	1/1/12
Vivotech, Inc.		1,985,226	1,985,226	8/1/11
Subtotal:	7.7%	$13,618,044	$14,688,044

Total: (Cost $147,804,586)	81.0%	$141,980,642	$147,804,586

*As of December 31, 2009, loans with a cost basis of $11.3 million and fair value of $5.9 million have been classified as nonaccrual.  These loans have been accelerated from an original maturity and are due in their entirety.  During the period for which these loans have been on nonaccrual status, no interest income has been recognized.

Loans as of December 31, 2008 are in non-affiliates and consist of the following (industry classifications are unaudited):

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 12/31/08	12/31/08	Maturity Date

Biotechnology
Acumen Pharmaceuticals, Inc.		$416,309	$416,309	8/1/10
Bioabsorbable Therapeutics, Inc.		988,657	988,657	*
LightSpeed Genomics, Inc.		267,043	267,043	6/1/11
SanBio, Inc.		1,859,376	1,859,376	10/1/10
Trellis Bioscience, Inc.		560,046	560,046	12/1/10
Subtotal:	2.1%	$4,091,431	$4,091,431

Carrier Networking
Asoka, Inc.		$546,096	$546,096	3/1/10
Demi Energy, Inc.		121,702	121,702	4/1/11
Kodiak Networks, Inc.		711,785	711,785	4/1/10
Opvista, Inc.		1,774,018	1,774,018	5/1/10
Wavebender, Inc.		345,666	345,666	9/1/10
Subtotal:	1.8%	$3,499,267	$3,499,267

Computers & Storage
Cloudshield, Inc.		$2,341,019	$2,341,019	4/1/11
D-Wave Systems, Inc.		231,049	231,049	7/1/10
Gear Six, Inc.		586,852	586,852	7/1/10
NComputing, Inc.		906,331	906,331	9/1/10
Vidyo, Inc.		1,655,042	1,655,042	10/1/10
Subtotal:	3.0%	$5,720,293	$5,720,293

Enterprise Networking

Envivio, Inc.		$2,809,673	$2,809,673	1/1/11
GridNetworks, Inc.		964,148	964,148	6/1/11
PacketMotion, Inc.		1,292,288	1,292,288	3/1/11
Vyatta, Inc.		1,214,315	1,214,315	2/1/11
Subtotal:	3.3%	$6,280,424	$6,280,424

Internet
Aggregate Knowledge, Inc.		$772,387	$772,387	12/1/11
Arcadia Entertainment Inc.		309,508	309,508	8/1/11
Authentic Response, Inc.		448,609	448,609	12/1/11
Blekko, Inc.		887,555	887,555	8/1/11
BuzzLogic Inc.		911,221	911,221	5/1/11
Collarity, Inc.		4,717,519	4,717,519	12/1/12
Cuil, Inc.		480,435	480,435	7/1/11
Delve Networks, Inc.		583,387	583,387	5/1/11
Donnerwood Media, Inc.		780,436	1,530,436	*
EForce Media, Inc.		611,751	611,751	5/1/10
Flock, Inc.		230,417	230,417	8/1/10
Genius.com Incorporated		124,838	124,838	8/1/10
iGroup Network, Inc.		141,574	141,574	8/1/11
Inigral, Inc.		2,100,671	2,100,671	11/1/11
Insider Guides, Inc.		1,443,074	1,443,074	7/1/11
Like.com		478,763	478,763	12/1/11
Loomia, Inc.		863,958	863,958	9/1/11
Multiply, Inc.		511,342	511,342	9/1/11
NetBase Solutions, Inc.		163,269	163,269	7/1/11
Philotic, Inc.		397,400	397,400	12/1/10
ProQuo, Inc.		1,604,513	1,604,513	12/1/11
Quantcast Corporation		2,272,473	2,272,473	12/1/11
Radar Networks, Inc.		604,757	604,757	10/1/10
RPM Communications, Inc.		579,620	579,620	12/1/10
Sharpcast, Inc.		482,272	482,272	12/1/10
TheFind, Inc.		274,759	274,759	8/1/10
ThisNext, Inc.		1,140,560	1,140,560	12/1/11
Ustream.TV, Inc.		696,777	696,777	5/1/11
Videojax, Inc.		167,964	167,964	10/1/10
Youku.com, Inc.		4,065,328	4,065,328	12/1/11
Subtotal:	15.0%	$28,847,137	$29,597,137

Medical Devices
Accuri Cytometers, Inc.		$719,964	$719,964	9/1/10
AirXpanders, Inc.		568,885	568,885	9/1/11
Ample Medical, Inc.		182,100	182,100	12/1/10
Biomerix Corporation		1,440,309	1,440,309	12/1/11
Broncus Technologies, Inc.		4,776,006	4,776,006	8/1/11
CyberHeart, Inc.		1,446,125	1,446,125	8/1/11

Emphasys Medical, Inc.		5,798,638	5,798,638	1/1/11
EnteroMedics, Inc.		4,741,481	4,741,481	12/1/11
Evera Medical, Inc.		652,304	652,304	3/1/11
HandyLab, Inc.		1,891,377	1,891,377	12/1/10
iBalance Medical, Inc.		1,130,235	1,130,235	9/1/10
Intellidx, Inc.		1,821,166	1,821,166	4/1/11
Nellix, Inc.		6,178,619	6,178,619	12/1/11
NeoGuide Systems, Inc.		1,668,873	1,668,873	7/1/10
Percutaneous Systems, Inc.		336,520	336,520	9/1/09
Softscope Medical Technologies, Inc.		441,834	441,834	6/1/11
Varix Medical Corporation		272,577	272,577	4/1/11
VasoNova, Inc.		296,167	296,167	6/1/11
Subtotal:	17.8%	$34,363,180	$34,363,180

Other Healthcare
Advanced ICU Care, Inc.		$257,271	$257,271	10/1/10
NanoSphere, Inc.		4,040,565	4,040,565	8/1/10
Skylight Healthcare Systems, Inc.		3,920,000	3,920,000	10/1/11
Subtotal:	4.3%	$8,217,836	$8,217,836

Other Technology
EoPlex Tehcnologies, Inc.		$874,681	$874,681	6/1/11
Integrity Block, Inc.		123,197	123,197	12/1/11
Oryxe Energy International, Inc.		868,850	868,850	5/1/10
Sezmi Corporation		2,447,672	2,447,672	5/1/11
Solaria Corporation		4,319,935	4,319,935	3/1/11
Sub-One Technology, Inc.		622,595	622,595	12/1/11
Triformix, Inc.		66,758	66,758	3/1/09
Subtotal:	4.8%	$9,323,688	$9,323,688

Security
Dragnet Solutions, Inc.		$898,618	$898,618	6/1/11
Guardian Analytics Inc.		999,191	999,191	8/1/11
Nevis Networks Inc.		177,023	357,023	*
TrustedID, Inc.		935,522	935,522	6/1/11
Subtotal:	1.6%	$3,010,354	$3,190,354

Semiconductors & Equipment
Alereon, Inc.		$1,230,053	$1,230,053	7/1/10
Azuro, Inc.		1,917,330	1,917,330	9/1/11
Bitwave Semiconductor, Inc.		463,960	463,960	12/1/09
Cswitch Corporation		603,107	603,107	6/1/10
Discera, Inc.		408,041	408,041	1/1/11
Insilica, Inc.		1,239,094	1,239,094	7/1/10
Intergrated Materials, Inc.		949,757	949,757	3/1/10

Intelleflex Corporation		1,368,950	1,368,950	4/1/11
InvenSense, Inc.		622,027	622,027	1/1/11
LV Sensors, Inc.		2,525,455	2,525,455	6/1/11
NetXen, Inc.		434,524	434,524	10/1/10
Revera, Inc.		824,875	824,875	2/1/11
Siport, Inc.		1,419,627	1,419,627	7/1/11
Teknovus, Inc.		1,877,846	1,877,846	9/1/11
Tela Innovations, Inc.		802,908	802,908	7/1/11
Zenverge, Inc.		372,747	372,747	3/1/11
Subtotal:	8.9%	$17,060,301	$17,060,301

Software
Anchor Intelligence, Inc.		$957,600	$957,600	12/1/11
Athena Design Systems, Inc.		118,491	118,491	*
Berkeley Design Automation, Inc.		1,195,112	1,195,112	4/1/11
BlueRoads Corporation		287,125	862,125	*
Canopy Financial, Inc.		1,576,989	1,576,989	7/1/11
Cloudmark, Inc.		2,034,718	2,034,718	12/1/11
Coghead, Inc.		729,763	979,763	*
Demandbase, Inc.		566,045	566,045	11/1/10
Enkata Technologies, Inc.		140,433	140,433	4/1/10
Evincii, Inc.		181,982	181,982	10/1/10
Future Point Systems, Inc.		434,897	434,897	4/1/11
Integrien, Inc.		628,337	628,337	7/1/10
IT Structures, Ltd.		1,590,989	1,590,989	2/1/12
JasperSoft, Inc.		1,369,660	1,369,660	5/1/11
Kabira Technologies, Inc.		1,993,845	1,993,845	12/1/10
Kareo, Inc.		164,801	164,801	7/1/10
Market6, Inc.		784,091	784,091	7/1/10
NR2B Research, Inc.		2,210,742	2,210,742	3/1/11
Orb Networks, Inc.		269,315	269,315	8/1/10
RingCube Technologies, Inc.		1,118,349	1,118,349	4/1/11
SOA Software, Inc.		2,957,245	2,957,245	4/1/11
Universal Ad, Inc.		423,708	423,708	10/1/10
Verix, Inc.		1,857,016	1,857,016	5/1/11
Visible World, Inc.		658,263	658,263	12/1/10
Xtime, Inc.		834,845	834,845	7/1/11
Zoove Corporation		156,071	156,071	7/1/11
Subtotal:	13.1%	$25,240,432	$26,065,432

Technology Services
OpSource, Inc.		$3,192,296	$3,192,296	12/1/11
SG Micro, Inc.		645,515	645,515	4/1/11
Subtotal:	2.0%	$3,837,811	$3,837,811

Wireless
Cellfire, Inc.		$2,140,000	$2,140,000	4/1/11
DeFi Mobile, Ltd,		308,247	308,247	2/1/11
Dilithium Networks, Inc.		2,357,376	2,357,376	6/1/11
Emotive Communications, Inc.		604,789	604,789	1/1/11
Hands-On Mobile, Inc.		1,893,788	1,893,788	5/1/10
Heysan, Inc.		385,110	385,110	9/1/11
July Systems, Inc.		484,935	484,935	5/1/10
Nextivity, Inc.		2,344,300	2,344,300	5/1/11
Ortiva Wireless, Inc.		1,587,322	1,587,322	5/1/11
Quickoffice, Inc.		335,390	335,390	7/1/10
SandLinks, Inc.		626,890	626,890	6/1/10
ScanR, Inc.		1,359,014	1,359,014	7/1/11
Send Me, Inc.		2,276,135	2,276,135	12/1/11
SmartDrive Systems, Inc.		627,710	627,710	6/1/10
Venturi Wireless, Inc.		929,810	929,810	11/1/10
Vivotech, Inc.		2,841,903	2,841,903	8/1/11
Subtotal:	11.0%	$21,102,719	$21,102,719

Total: (Cost of$172,349,873)	88.5%	$170,594,873	$172,349,873

*As of December 31, 2008, loans with a cost basis of $4.8 million and fair value of $3.1 million have been classified as nonaccrual. During the period for which these loans have been on nonaccrual status, no interest income has been recognized.

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies.  These loans are generally secured by assets of the borrowers.  As a result, the Fund is subject to general credit risk associated with such companies.  At December 31, 2009 and 2008, the Fund had unexpired unfunded commitments to borrowers of $62.4 million and $29.0 million, respectively.

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

The Fund’s cash equivalents were valued at the net asset value of the money market fund. As a result, these measurements are classified as Level 1. The Fund uses estimated exit values when determining the value of its investments.  Because loan transactions are individually negotiated and unique, and there is no market in which these assets trade, the inputs for these assets, which are discussed in the Valuation Methods listed above, are classified as Level 3.

The following table presents the balances of assets measured at fair value on a recurring basis:

As of December 31, 2009	Level 1	Level 3	Total
ASSETS:
Loans to borrowers	$ -	$ 141,980,642	$ 141,980,642
Other investment	-	33,247	33,247
Cash equivalents	33,064,846	-	33,064,846
Total assets	$ 33,064,846	$ 142,013,889	$ 175,078,735

As of December 31, 2008	Level 1	Level 3	Total
ASSETS:
Loans to borrowers	$ -	$ 170,594,873	$ 170,594,873
Cash equivalents	21,972,037	-	21,972,037
Total assets	$ 21,972,037	$ 170,594,873	$ 192,566,910

The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Year Ended
	December 31, 2009
	Loans to borrowers	Other investment
Beginning balance	$ 170,594,873	$ -
Acquisitions and originations	76,924,506	875,000
Principal reductions	(97,346,836)	(106,753)
Net change in unrealized loss from
investments	(4,068,944)	(735,000)
Net realized loss from investments	(4,122,957)	-
Ending balance	$ 141,980,642	$ 33,247

4.

LONG-TERM DEBT FACILITY

On February 20, 2009, the Fund entered into agreements with Union Bank, N.A. that established a secured revolving loan facility in an initial amount of up to $30,000,000.  The Fund has the option to request that lenders providing such facility increase the borrowing availability thereunder to no more than $230,000,000 in the aggregate, as commitments may be obtained, however, the lenders are under no obligation to do so.  Additional fees would be required to be paid in order to upsize the facility. Loans under the facility may be, at the option of the Fund, either Reference Rate loans or LIBOR loans. The interest rate on this facility is LIBOR plus 2.50 percent or Reference Rate plus 0.75 percent. The facility will terminate on February 18, 2011, but can be accelerated under an event of default such as failure by the Fund to make timely interest or principal payments.  On June 11, 2009, the Fund borrowed $1.0 million and on September 11, 2009, the Fund fully paid its borrowing under the debt facility. The balance of the Fund’s outstanding debt as of December 31, 2009 is zero.

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

The facility contains various covenants including financial covenants related to: (i) Debt to Net Worth Ratio, (ii) Minimum Debt Service Coverage Ratio, (iii) Interest Coverage Ratio, (iv) Asset Coverage, (v) Asset Coverage Under Investment Company Act, (vi) Maximum Loan Loss Reserves, and (vii) Unfunded Commitment Ratio. There are also various restrictive covenants, including limitations on (i) the incurrence of liens, (ii) consolidations, mergers and asset sales, and (iii) capital expenditures. As of December 31, 2009, the Fund was in compliance with these covenants.

5.

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

6.

CAPITAL STOCK

As of December 31, 2009 and December 31, 2008, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company is $270.0 million.  Total contributed capital to the Company through December 31, 2009 and December 31, 2008 was $202.5 million, respectively, of which $193.5 million was contributed to the Fund.

For the years ended December 31, 2009, 2008 and 2007, distributions of $7.6 million, $5.3 million, and $3.6 million , respectively were made to the Fund’s shareholder, and were comprised of the following:

	2009	2008	2007
Cash distributions	$17,400,000	$ -	$ -
Deemed distributions	-	-	110,000
Distributions of equity securities	9,415,078	5,282,607	3,483,240

Total distributions to shareholder	$26,815,078	$ 5,282,607	$3,593,240

At December 31, 2009, 2008 and 2007, distributable earnings include unrealized depreciation on loans and hedging activities of $(5,823,944), $(1,755,000), and $(458,320), respectively.

7.

MANAGEMENT AND RELATED PARTIES

Management

As compensation for its services to the Fund, the Manager receives a management fee (“Management Fee”) computed and paid at the end of each quarter at an annual rate of 2.5 percent of the Company’s committed equity capital (regardless of when or if the capital is called) as of the last day of each fiscal quarter in a two-year period commencing with the first capital closing, which took place on February 21, 2007.  Following this two-year period, Management Fees are calculated and paid at the end of each quarter at an annual rate of 2.5 percent of the Fund’s total assets (including amounts derived from borrowed funds) as of the last day of each quarter.  Management fees of $4.8 million , $6.8 million and $5.8 million were recognized as expenses for the year ended December 31, 2009, 2008 and 2007, respectively.

Related Parties

Certain officers and directors of the Company also serve as officers and directors of Westech Investment Advisors (“Manager”).  The Articles of Incorporation of the Fund provide for indemnification of directors, officers, employees, and agents (including the Manager) of the Fund to the full extent permitted by applicable state law and the 1940 Act, including the advance of expenses and reasonable counsel fees.  The Articles of Incorporation of the Fund also contain a provision eliminating personal liability of a Fund director or officer to the Fund or its shareholder for monetary damages for certain breaches of their duty of care. For this reason, the Fund has acquired the Directors & Officers policy.

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

8.

OTHER INVESTMENT

In May 2009, the Fund repossessed the collateral from a borrower who was having financial difficulties.  At the time of the repossession, the loan from the borrower had a cost basis of $2,433,298 and a book value of $1,213,298.  The repossessed assets were immediately contributed to a newly formed LLC (Sensors Licensing, LLC, “SL LLC”) in conjunction with a licensing agreement between SL LLC and an unaffiliated third party.  The Fund and Fund IV. have a 50% ownership interest in SL LLC.

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

Because the collateral is highly customized and no current buyer or lessee has been identified, the Fund had taken a $735,000 fair market reduction during the three months ended June 30, 2009, which represents the difference between the previously determined fair value, the collections to date, and the expected liquidation value of the assets should no buyer or lessee be found. The Fund’s portion of the expected liquidation value of the asset as of December 31, 2009 is $33,247.

9.          FINANCIAL HIGHLIGHTS

Accounting principles generally accepted in the United States of America require disclosure of financial highlights of the Fund for the periods presented, the year ended December 31, 2009, 2008, and 2007.  The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period.  The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund.  This required methodology differs from an internal rate of return.  The Fund did not commence operations until February 21, 2007.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007

Total return	5.62%	7.63%	(5.15%)

Per share amounts:
Net asset value, beginning of period	$1,927.06	$570.76	$0.25
Net investment income (loss)	187.97	116.56	(8.97)
Net change in unrealized and realized loss from
investment and hedging activities	(89.26)	(22.43)	(4.59)
Net increase (decrease) in net assets from operations	98.71	94.13	(13.56)
Capital contributions	-	1,315.00	620.00
Return of capital to shareholder	(67.14)	-	-
Income distributions to shareholder	(201.01)	(52.83)	(35.93)

Net asset value, end of period	$1,757.62	$1,927.06	$570.76

Net assets, end of period	$175,761,560	$192,706,115	$57,076,432

Ratios to average net assets:

Expenses	3.06%	8.18%	15.58%
Net investment income (loss)	10.26%	9.47%	(2.04%)

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

Date: March 25, 2010

/S/ Martin D. Eng

Martin D. Eng

Chief Financial Officer

                      Exhibit 31.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Maurice C. Werdegar, certify that:

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

Date: March 25, 2010

/S/ Maurice C. Werdegar

Maurice C. Werdegar

President and Chief Executive Officer

                     Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Venture Lending & Leasing V, Inc. (the "Fund") on Form 10-K for the year ending December 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Maurice C. Werdegar, President and Chief Executive Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Maurice C. Werdegar

Maurice C. Werdegar
President and Chief Executive Officer
March 25, 2010

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Venture Lending & Leasing V, Inc. (the "Fund") on Form 10-K for the year ending December 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Martin D. Eng, Chief Financial Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Martin D. Eng

Martin D. Eng

Chief Financial Officer
March 25, 2010