Form 10-Q
period 2010-03-31
Venture Lending & Leasing V, Inc.
filed 2010-05-13
CIK 1376067

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Outstanding as of March 13, 2010

Common Stock, $.001 par value

100,000

VENTURE LENDING & LEASING V, INC.

INDEX

PART I -- FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)

As of March 31, 2010 and December 31, 2009

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2010 and 2009

Condensed Statements of Changes in Net Assets (Unaudited)

For the three months ended March 31, 2010 and 2009

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2010 and 2009

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

Item 1A.

Risk Factors

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.

Defaults Upon Senior Securities

Item 4.

Removed and Reserved

Item 5.

Other Information

Item 6.

Exhibits

SIGNATURES

VENTURE LENDING & LEASING V, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

AS OF MARCH 31, 2010 AND DECEMBER 31, 2009

	March 31, 2010	December 31, 2009
ASSETS
Loans, at estimated fair value
(Cost of $144,265,756 and $147,804,586)	$ 136,910,181	$ 141,980,642
Cash and cash equivalents	34,367,950	33,064,846
Other investment (Cost of $770,621 and $768,247)	35,621	33,247
Other assets	2,144,289	2,201,051

Total assets	173,458,041	177,279,786

LIABILITIES
Accrued management fees	1,081,613	1,107,999
Accounts payable and other accrued liabilities	576,134	410,227

Total liabilities	1,657,747	1,518,226

NET ASSETS	$ 171,800,294	$ 175,761,560

Analysis of Net Assets:

Capital paid in on shares of capital stock	$ 193,525,000	$ 193,525,000
Return of capital distributions	(12,737,122)	(10,307,488)
Accumulated deficit	(8,987,584)	(7,455,952)
Net assets (equivalent to $1,718.00 and $1,756.62 per share based on
100,000 shares of capital stock outstanding - See Note 5)	$ 171,800,294	$ 175,761,560

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING V, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

	For the Three Months Ended	For the Three Months Ended
	March 31, 2010	March 31, 2009

INVESTMENT INCOME:
Interest on loans	$ 5,828,891	$ 5,869,202
Other interest and other income	407	3,801
Total investment income	5,829,298	5,873,003

EXPENSES:
Management fees	1,084,113	1,439,832
Interest expense	66,618	30,922
Banking and professional fees	122,675	115,836
Other operating expenses	22,409	23,056
Total expenses	1,295,815	1,609,646
Net investment income	4,533,483	4,263,357

Net realized loss from investments	(13,734)	(222,888)
Net change in unrealized loss
from investments	(1,531,632)	(4,142,710)

Net realized and unrealized loss from
investment activities	(1,545,366)	(4,365,598)

Net increase (decrease) in net assets
resulting from operations	$ 2,988,117	$ (102,241)
Net increase (decrease) in net assets
resulting from operations per share	$ 29.88	$ (1.02)
Weighted average shares outstanding	100,000	100,000

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING V, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

	For the Three Months Ended	For the Three Months Ended
	March 31, 2010	March 31, 2009
Net increase (decrease) in net assets resulting from operations:
Net investment income	$ 4,533,483	$ 4,263,357
Net realized loss from investments	(13,734)	(222,888)
Net change in unrealized loss from investments	(1,531,632)	(4,142,710)

Net increase (decrease) in net assets
resulting from operations	2,988,117	(102,241)

Distributions of income to shareholder	(4,519,749)	(8,471,205)
Return of capital to shareholder	(2,429,634)	-

Total decrease	(3,961,266)	(8,573,446)

Net assets
Beginning of period	175,761,560	192,706,115

End of period	$ 171,800,294	$ 184,132,669

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING V, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

	For the Three Months Ended March 31, 2010	For the Three Months Ended March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$ 2,988,117	$ (102,241)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating
activities:
Net realized loss from investments	13,734	222,888
Net change in unrealized loss from investments	1,531,632	4,142,710
Amortization of deferred costs related to borrowing facility	36,618	16,021
Net decrease in other assets and other investments	17,770	173,383
Net increase (decrease) in accounts payable, other accrued
liabilities, and accrued management fees	139,521	(375,952)
Origination of loans	(20,823,987)	(12,056,952)
Principal payments on loans	24,177,801	21,476,078
Acquisition of equity securities	(1,178,102)	(681,260)

Net cash provided by operating activities	6,903,104	12,814,675
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distribution to shareholder	(5,600,000)	(6,000,000)
Payment of bank facility fees and costs	-	(274,537)

Net cash used in financing activities	(5,600,000)	(6,274,537)
Net increase in cash and cash equivalents	1,303,104	6,540,138
CASH AND CASH EQUIVALENTS:
Beginning of period	33,064,846	21,972,037
End of period	$ 34,367,950	$ 28,512,175
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE YEAR FOR:
Interest	$ 66,618	$ -
NON-CASH ACTIVITIES:
Receipt of equity securities as repayment of loan	$ 171,281	$ 1,789,946
Distributions of equity securities to shareholder	$ 1,349,383	$ 2,471,205

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

In the Manager's opinion, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading.  The interim results for the three months ended March 31, 2010 are not necessarily indicative of what the results would be for a full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Valuation Methods

As of March 31, 2010 and December 31, 2009, the financial statements include nonmarketable investments of $136,945,802 and $142,013,889 (or approximately 79% and 81% of total assets, respectively) with fair values determined by the Manager in the absence of readily determinable market values.  Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

Below is the information used by the Manager in making these estimates.

Fair value is the price that would be received to sell an asset or paid to settle a liability in an orderly transaction between market participants.  There is no secondary market for the loans, hence Management determines fair value based on hypothetical markets.  Venture loans are generally held to maturity and are recorded at estimated fair value.  Management determines whether to adjust the estimated fair value of a loan based on a number of factors, including but not limited to the borrower’s payment history, available cash and “burn rate,” revenues, net income or loss, the likelihood that the borrower will be able to secure additional financing in the future, as well as an evaluation of the general interest rate environment.  The amount of any valuation adjustment is determined based upon a credit analysis of the borrower and an analysis of the expected recovery from the borrower, including consideration of factors such as the nature and quality of the Fund’s security interests in collateral, the estimated value of the Fund’s collateral, the size of the loan, and the estimated time that will elapse before the Fund achieves a recovery.

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

As of March 31, 2010 and December 31, 2009, loans with a cost basis of $14.2 million and $11.3 million and a fair value of $7.0 million and $5.9 million, respectively, have been classified as nonaccrual.

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

Deferred Bank Fees

Through March 31, 2010 the deferred bank fees and costs associated with the debt facility have been allocated over the estimated life of the facility, which was determined to be February 2011 (see Note 6).

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), Improving Disclosures about Fair Value Measurements, which, among other things, amends ASC 820 to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820  regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy.  ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements (which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years).  The adoption of ASU 2010-06 did not have a material impact on the Fund’s financial statements.  Certain parts of the ASU 2010-06 are not yet effective.  Management is currently assessing the impact that the adoption of ASU 2010-06 will have on the Fund’s financial statement disclosures.

Tax Status

The Fund plans on qualifying as a Regulated Investment Company (“RIC”) and elected RIC treatment when it filed its tax return in 2007.  As long as the Fund qualifies as a RIC, it will not pay any federal or state corporate income tax on income that is distributed to its shareholder (pass-through status).  Should the Fund not qualify as a RIC or lose its qualification as a RIC, it could be taxed as an ordinary corporation on its taxable income for that year (even if that income is distributed to its shareholder), and all distributions out of its earnings and profits will be taxable to its shareholder as ordinary income.  As of March 31, 2010 the Fund had no uncertain tax positions.

The Fund's tax years open to examination by major jurisdictions are 2006 and forward.

3.

SUMMARY OF INVESTMENTS

Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working capital up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment. As of March 31, 2010, the Fund's investments in loans are primarily to companies based within the United States and are diversified among borrowers in the industry segments shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below  (the sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).

The Fund defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale.

Loan balances are summarized by borrower.  Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded. Each loan drawn under a commitment has a different maturity date and amount.  For the three month period ended March 31, 2010 and 2009, the weighted-average interest rate on performing loans was 17.34% and 14.79%, respectively. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including volatility, early payoffs, and recovery of interest from non-performing assets.

Loans as of March 31, 2010 are in non-affiliates and consist of the following (industry classifications are unaudited):

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 3/31/10	3/31/10	Maturity Date

Biotechnology
Bioabsorbable Therapeutics, Inc.		$87,569	$912,569	*
IntegenX, Inc.		3,612,699	3,612,699	12/1/12
Pathway Genomics Corporation		2,511,503	2,511,503	12/1/12
SanBio, Inc.		193,902	193,902	6/1/10
Subtotal:	3.7%	$6,405,673	$7,230,673

Carrier Networking
Kodiak Networks, Inc.		$50,310	$50,310	4/1/10
Opvista, Inc.		842,838	1,682,838	*
TimeData Corporation		193,750	193,750	3/1/12
Wavebender, Inc.		102,078	102,078	1/1/11
Subtotal:	0.7%	$1,188,976	$2,028,976

Computers & Storage
D-Wave Systems, Inc.		$881,324	$881,324	12/1/12
Gear Six, Inc.		72,102	222,102	12/1/10
NComputing, Inc.		319,962	319,962	9/1/10
Vidyo, Inc.		577,658	577,658	10/1/10
Subtotal:	1.1%	$1,851,046	$2,001,046

Enterprise Networking
Envivio, Inc.		$1,077,014	$1,077,014	1/1/11
PacketMotion, Inc.		663,072	663,072	3/1/11
Vyatta, Inc.		783,179	783,179	2/1/11
Subtotal:	1.5%	$2,523,265	$2,523,265

Internet
Arcadia Entertainment, Inc.		$29,505	$229,505	*
Blekko, Inc.		3,137,732	3,137,732	2/1/13
BuzzLogic, Inc.		376,605	376,605	8/1/11
Collarity, Inc.		524,169	704,169	*
Cuil, Inc.		3,250,530	3,250,530	12/1/12
Delve Networks, Inc.		276,992	276,992	7/1/11
Donnerwood Media, Inc.		404,026	404,026	5/1/11
eduFire, Inc.		169,893	269,893	*
EForce Media, Inc.		762,432	1,512,432	*
Fwix, Inc.		44,163	44,163	4/1/13
Genius.com, Inc.		588,518	588,518	12/1/12
iGroup Network, Inc.		325,365	325,365	4/1/12
Inigral, Inc.		78,780	78,780	8/1/11

Insider Guides, Inc.		2,999,422	2,999,422	3/1/13
Instructables, Inc.		295,037	295,037	7/1/12
Loomia, Inc.		309,785	309,785	12/1/11
MGEL, Inc.		312,073	312,073	11/1/12
MMJK, Inc.		1,448,415	1,448,415	12/1/12
Multiply, Inc.		490,137	490,137	9/1/11
PerformLine, Inc.		212,118	212,118	12/1/11
Philotic, Inc.		201,970	201,970	1/1/13
Plastic Jungle, Inc.		1,629,511	1,629,511	11/1/12
Quantcast Corporation		3,732,454	3,732,454	1/1/13
RPM Communications, Inc.		0	222,632	*
Semantic Sugar, Inc.		249,962	249,962	7/1/12
Sittercity, Inc.		933,692	933,692	1/1/13
SugarSync, Inc.		242,145	242,145	5/1/11
TheFind, Inc.		656,873	656,873	12/1/11
ThisNext, Inc.		297,577	297,577	1/1/12
Threadbox, Inc.		298,636	298,636	8/1/12
Topsy Labs, Inc.		2,581,257	2,581,257	4/1/13
UStream.TV, Inc.		1,447,848	1,447,848	5/1/12
Videojax, Inc.		51,331	311,331	*
Worktopia, Inc.		513,604	513,604	11/1/11
Youku.com, Inc.		2,382,643	2,382,643	1/1/12
Subtotal:	18.2%	$31,255,200	$32,967,832

Medical Devices
Accuri Cytometers, Inc.		$222,830	$222,830	9/1/10
AirXpanders, Inc.		479,236	479,236	9/1/11
Biomerix Corporation		781,099	781,099	12/1/11
Cellscape Corporation		326,992	326,992	12/1/12
ConforMIS, Inc.		6,956,316	6,956,316	6/1/12
CV Ingenuity, Corp.		199,300	199,300	8/1/12
CyberHeart, Inc.		835,114	835,114	8/1/11
Evera Medical, Inc.		150,660	566,660	*
iBalance Medical, Inc.		185,380	285,380	*
Intellidx, Inc.		203,786	903,786	*
Nellix, Inc.		3,489,995	3,489,995	12/1/11
PEAK Surgical, Inc.		1,988,073	1,988,073	7/1/12
PinPointe U.S.A., Inc.		1,079,423	1,079,423	7/1/12
Softscope Medical Technologies, Inc.		213,909	213,909	6/1/11
Suneva Medical, Inc.		891,616	891,616	11/1/12
Varix Medical Corporation		203,223	203,223	9/1/11
Subtotal:	10.6%	$18,206,952	$19,422,952

Other Healthcare

NanoSphere, Inc.		$1,277,555	$1,277,555	8/1/10
Subtotal:	0.7%	$1,277,555	$1,277,555

Other Technology
Astro Gaming, Inc.		$1,317,926	$1,317,926	2/1/13
Daylight Solutions, Inc.		1,372,797	1,372,797	12/1/12
EcoSMART Technologies, Inc.		1,778,549	1,778,549	10/1/12
EoPlex Tehcnologies, Inc.		496,131	496,131	3/1/13
Integrity Block, Inc.		72,913	92,913	*
Global MailExpress, Inc.		5,380,508	5,380,508	4/1/13
Oryxe Energy International, Inc.		371,320	501,320	*
Sezmi Corporation		1,405,875	1,405,875	2/1/12
Solaria Corporation		1,988,899	1,988,899	3/1/11
Soliant Energy, Inc.		567,511	567,511	7/1/12
Sub-One Technology, Inc.		383,897	383,897	12/1/11
Subtotal:	8.8%	$15,136,326	$15,286,326

Security
Dragnet Solutions, Inc.		$484,817	$484,817	6/1/11
Guardian Analytics, Inc.		605,111	605,111	12/1/11
Nevis Networks, Inc.		108,762	288,762	*
TrustedID, Inc.		552,017	552,017	6/1/11
Subtotal:	1.0%	$1,750,707	$1,930,707

Semiconductors & Equipment
Alereon, Inc.		$251,137	$326,137	*
Azuro, Inc.		1,236,430	1,236,430	9/1/11
Cswitch		0	36,944	*
Discera, Inc.		138,579	138,579	1/1/11
Intelleflex Corp.		656,794	656,794	4/1/11
InvenSense, Inc.		170,136	170,136	1/1/11
Newport Media, Inc.		3,890,492	3,890,492	1/1/13
Revera, Inc.		390,769	390,769	2/1/11
SiPort, Inc.		1,688,551	1,688,551	7/1/12
Tela Innovations, Inc.		364,785	364,785	7/1/11
Zenverge, Inc.		500,080	500,080	7/1/11
Subtotal:	5.4%	$9,287,753	$9,399,697

Software
Anchor Intelligence, Inc.		$563,046	$563,046	8/1/11
Athena Design Systems, Inc.		20,849	53,849	*
Atlantis Computing, Inc.		203,735	203,735	9/1/12
Berkeley Design Automation, Inc.		252,000	252,000	4/1/11
BlueRoads Corp.		101,989	811,989	*
Cloudmark, Inc.		6,689,606	6,689,606	2/1/13

Cloudshare, Inc.		1,985,128	1,985,128	2/1/12
Demandbase, Inc.		218,637	218,637	11/1/10
Emergent Game Technologies, Inc.		2,558,507	2,558,507	12/1/12
Future Point Systems, Inc.		177,105	177,105	5/1/12
Gazillion, Inc.		1,068,074	1,068,074	3/1/11
Integrien Corp.		357,108	357,108	*
JasperSoft, Inc.		724,706	724,706	5/1/11
Kabira Technologies, Inc.		793,707	793,707	*
Kareo, Inc.		89,872	89,872	12/1/10
Knowledge Adventure, Inc.		2,230,445	2,230,445	5/1/12
Market6, Inc.		169,900	169,900	7/1/10
MarketFish, Inc.		228,043	228,043	9/1/12
Medsphere Systems Corp.		3,007,231	3,007,231	10/1/12
Orb Networks, Inc.		107,033	107,033	8/1/10
Palantir Technologies, Inc.		5,603,253	5,603,253	11/1/12
RingCube Technologies, Inc.		707,756	707,756	10/1/11
RivalWatch, Inc.		211,489	211,489	9/1/12
Skydeck, Inc.		366,408	366,408	2/1/12
SOA Software, Inc.		1,568,610	1,568,610	4/1/11
Universal Ad, Inc.		166,235	316,235	*
Verix, Inc.		1,184,008	1,184,008	8/1/11
Viewdle, Inc.		340,779	340,779	12/1/11
Widevine Technologies, Inc.		1,619,715	1,619,715	4/1/12
Xtime, Inc.		403,507	403,507	7/1/11
Zoove Corp.		90,808	90,808	7/1/11
Subtotal:	19.7%	$33,809,289	$34,702,289

Technology Services
OpSource, Inc.		$1,587,969	$1,587,969	12/1/11
SG Micro, Inc.		307,082	307,082	4/1/11
Subtotal:	1.1%	$1,895,051	$1,895,051

Wireless
Cellfire, Inc.		$673,847	$673,847	4/1/11
DeFi Mobile, Ltd.		200,347	337,346	*
Dilithium Networks, Inc.		1,301,721	1,301,721	6/1/11
Emotive Communications, Inc.		144,589	394,589	*
Hands-On Mobile, Inc.		296,424	296,424	5/1/10
July Systems, Inc.		455,321	455,321	2/1/12
Mobclix, Inc.		604,429	604,429	9/1/12
Nextivity, Inc.		1,376,036	2,066,036	*
Ortiva Wireless, Inc.		886,240	886,240	5/1/11
Quickoffice, Inc.		1,469,439	1,469,439	10/1/12
SandLinks, Inc.		68,984	268,984	*
Send Me, Inc.		1,316,649	1,316,649	4/1/12

Silent Communication Ltd.		942,479	942,479	5/1/13
SmartDrive Systems, Inc.		135,299	135,299	6/1/10
Venturi Wireless, Inc.		722,364	722,364	1/1/12
Vivotech, Inc.		1,728,220	1,728,220	8/1/11
Subtotal:	7.2%	$12,322,388	$13,599,387

Total: (Cost of $144,265,756)	79.7%	$136,910,181	$144,265,756

* As of March 31, 2010, loans with a cost basis and fair value of $14.2 million and $7.0 million respectively have been classified as nonaccrual. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

Loans as of December 31, 2009 are in non-affiliates and consist of the following (industry classifications are unaudited):

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 12/31/09	12/31/09	Maturity Date

Biotechnology
Bioabsorbable Therapeutics, Inc.		$172,963	$912,963	*
Microchip Biotechnologies, Inc.		3,749,728	3,749,728	11/1/12
Pathway Genomics, Corp.		2,681,835	2,681,835	12/1/12
SanBio, Inc.		470,563	470,563	6/1/10
Trellis Bioscience, Inc.		173,790	173,790	12/1/10
Subtotal:	4.1%	$7,248,879	$7,988,879

Carrier Networking
Kodiak Networks, Inc.		$196,266	$196,266	4/1/10
Opvista, Inc.		842,838	1,682,838	*
TimeData, Corp.		211,465	211,465	3/1/12
Wavebender, Inc.		103,372	103,372	1/1/11
Subtotal:	0.8%	$1,353,941	$2,193,941

Computers & Storage
Cloudshield, Inc.		$1,343,874	$1,343,874	4/1/11
D-Wave Systems, Inc.		940,132	940,132	12/1/12
Gear Six, Inc.		291,222	291,222	12/1/10
NComputing, Inc.		445,277	445,277	9/1/10
Vidyo, Inc.		809,898	809,898	10/1/10
Subtotal:	2.2%	$3,830,403	$3,830,403

Enterprise Networking
Envivio, Inc.		$1,451,594	$1,451,594	1/1/11
PacketMotion, Inc.		798,291	798,291	3/1/11
Vyatta, Inc.		999,379	999,379	2/1/11
Subtotal:	1.8%	$3,249,264	$3,249,264

Internet
Aggregate Knowledge, Inc.		$529,127	$529,127	12/1/11
Arcadia Entertainment, Inc.		79,505	229,505	*
Blekko, Inc.		307,107	307,107	12/1/11
BuzzLogic, Inc.		486,303	486,303	8/1/11
cc:Betty, Inc.		301,733	301,733	8/1/12
Collarity, Inc.		535,618	715,618	*
Cuil, Inc.		3,563,005	3,563,005	12/1/12
Delve Networks, Inc.		320,605	320,605	7/1/11
Donnerwood Media, Inc.		483,185	483,185	5/1/11
eduFire, Inc.		192,863	292,863	2/1/12

EForce Media, Inc.		762,432	1,512,432	*
Fwix, Inc.		22,181	22,181	1/1/13
Genius.com , Inc.		673,332	673,332	12/1/12
iGroup Network, Inc.		372,082	372,082	4/1/12
Inigral, Inc.		92,883	92,883	8/1/11
Insider Guides, Inc.		2,698,751	2,698,751	4/1/12
Instructables, Inc.		170,623	170,623	4/1/12
Loomia, Inc.		351,522	351,522	12/1/11
MMJK, Inc.		1,431,315	1,431,315	12/1/12
Multiply, Inc.		570,185	570,185	9/1/11
PerformLine, Inc.		237,945	237,945	12/1/11
Philotic, Inc.		204,635	204,635	11/1/12
Plastic Jungle, Inc.		1,289,857	1,289,857	9/1/12
Quantcast, Corp.		4,169,098	4,169,098	1/1/13
Radar Networks, Inc.		297,134	297,134	10/1/10
RPM Communications, Inc.		62,632	222,632	*
Semantic Sugar, Inc.		270,261	270,261	7/1/12
SugarSync, Inc.		288,289	288,289	5/1/11
TheFind, Inc.		760,747	760,747	12/1/11
ThisNext, Inc.		375,549	375,549	5/1/11
Topsy Labs, Inc.		1,490,019	1,490,019	1/1/13
UStream.TV, Inc.		1,604,259	1,604,259	5/1/12
Videojax, Inc.		51,331	311,331	*
Worktopia, Inc.		573,291	573,291	11/1/11
Youku.com, Inc.		2,795,891	2,795,891	1/1/12
Subtotal:	16.2%	$28,415,295	$30,015,295

Medical Devices
Accuri Cytometers, Inc.		$328,882	$328,882	9/1/10
AirXpanders, Inc.		493,179	493,179	9/1/11
Ample Medical, Inc.		18,734	32,734	*
Biomerix, Corp.		924,209	924,209	12/1/11
Cellscape, Corp.		183,091	183,091	8/1/12
ConforMIS, Inc.		7,575,646	7,575,646	6/1/12
CV Ingenuity, Corp.		202,669	202,669	8/1/12
CyberHeart, Inc.		975,031	975,031	8/1/11
Evera Medical, Inc.		364,779	564,779	9/1/11
iBalance Medical, Inc.		793,637	793,637	9/1/10
Intellidx, Inc.		1,063,114	1,163,114	4/1/11
Nellix, Inc.		4,069,940	4,069,940	12/1/11
PEAK Surgical, Inc.		2,206,100	2,206,100	7/1/12
PinPointe U.S.A., Inc.		1,167,049	1,167,049	7/1/12
Softscope Medical Technologies, Inc.		262,893	262,893	6/1/11
Suneva Medical, Inc.		878,666	878,666	11/1/12

Varix Medical, Inc.		192,363	192,363	9/1/11
Subtotal:	12.3%	$21,699,982	$22,013,982

Other Healthcare
Advanced ICU Care, Inc.		$109,827	$109,827	10/1/10
NanoSphere, Inc.		1,890,288	1,890,288	8/1/10
Skylight Healthcare Systems, Inc.		2,415,766	2,415,766	10/1/11
Subtotal:	2.5%	$4,415,881	$4,415,881

Other Technology
Astro Gaming, Inc.		$897,216	$897,216	7/1/12
Daylight Solutions, Inc.		1,353,208	1,353,208	12/1/12
EcoSMART Technologies, Inc.		1,731,687	1,731,687	10/1/12
EoPlex Tehcnologies, Inc.		527,634	527,634	6/1/11
Integrity Block, Inc.		72,913	92,913	*
Global MailExpress, Inc.		1,254,624	1,254,624	4/1/13
Oryxe Energy International, Inc.		391,642	521,642	*
Sezmi, Corp.		1,793,646	1,793,646	2/1/12
Solaria, Corp.		2,463,265	2,463,265	3/1/11
Soliant Energy, Inc.		610,442	610,442	7/1/12
Sub-One Technology, Inc.		424,104	424,104	12/1/11
Subtotal:	6.6%	$11,520,381	$11,670,381

Security
Dragnet Solutions, Inc.		$574,091	$574,091	6/1/11
Guardian Analytics, Inc.		619,189	619,189	8/1/11
Nevis Networks, Inc.		123,762	303,762	*
TrustedID, Inc.		645,609	645,609	6/1/11
Subtotal:	1.1%	$1,962,651	$2,142,651

Semiconductors & Equipment
Alereon, Inc.		$528,072	$528,072	7/1/10
Azuro, Inc.		1,418,087	1,418,087	9/1/11
Cswitch		0	36,944	*
Discera, Inc.		198,132	198,132	1/1/11
Insilica, Inc.		502,965	502,965	11/1/10
Integrated Materials, Inc.		117,533	117,533	3/1/10
Intelleflex, Corp.		811,691	811,691	4/1/11
InvenSense, Inc.		282,415	282,415	1/1/11
Newport Media, Inc.		3,186,448	3,186,448	5/1/12
Revera, Inc.		486,037	486,037	2/1/11
SiPort, Inc.		1,889,710	1,889,710	7/1/12
Teknovus, Inc.		1,448,894	1,448,894	9/1/11
Tela Innovations, Inc.		459,437	459,437	7/1/11

Zenverge, Inc.		588,121	588,121	7/1/11
Subtotal:	6.8%	$11,917,542	$11,954,486

Software
Anchor Intelligence, Inc.		$648,108	$648,108	12/1/11
Athena Design Systems, Inc.		20,849	53,849	*
Atlantis Computing, Inc.		191,426	191,426	9/1/12
Berkeley Design Automation, Inc.		421,775	421,775	4/1/11
BlueRoads, Corp.		101,989	811,989	*
Cloudmark, Inc.		2,581,960	2,581,960	12/1/11
Cloudshare, Inc.		2,210,122	2,210,122	2/1/12
Demandbase, Inc.		293,081	293,081	11/1/10
Emergent Game Technologies, Inc.		2,515,770	2,515,770	12/1/12
Future Point Systems, Inc.		181,817	181,817	4/1/12
Gazillion, Inc.		1,312,700	1,312,700	3/1/11
Integrien, Corp.		394,734	394,734	7/1/10
JasperSoft, Inc.		862,849	862,849	5/1/11
Kabira Technologies, Inc.		1,069,892	1,069,892	12/1/10
Kareo, Inc.		101,619	101,619	12/1/10
Knowledge Adventure, Inc.		2,462,690	2,462,690	5/1/12
Market6, Inc.		301,142	301,142	7/1/10
MarketFish, Inc.		225,979	225,979	9/1/12
Medsphere Systems, Corp.		1,490,789	1,490,789	5/1/12
Orb Networks, Inc.		158,962	158,962	8/1/10
Palantir Technologies, Inc.		5,509,085	5,509,085	11/1/12
RingCube Technologies, Inc.		765,749	765,749	10/1/11
RivalWatch, Inc.		205,850	205,850	9/1/12
Skydeck, Inc.		401,579	401,579	2/1/12
SOA Software, Inc.		1,863,653	1,863,653	4/1/11
Universal Ad, Inc.		154,304	304,304	*
Verix, Inc.		1,221,314	1,221,314	8/1/11
Viewdle, Inc.		380,423	380,423	12/1/11
Widevine Technologies, Inc.		1,777,475	1,777,475	4/1/12
Xtime, Inc.		499,574	499,574	7/1/11
Zoove, Corp.		104,936	104,936	7/1/11
Subtotal:	17.3%	$30,432,195	$31,325,195

Technology Services
OpSource, Inc.		$1,935,343	$1,935,343	12/1/11
SG Micro, Inc.		380,841	380,841	4/1/11
Subtotal:	1.3%	$2,316,184	$2,316,184

Wireless
Cellfire, Inc.		$1,041,066	$1,041,066	4/1/11
DeFi Mobile, Ltd.		337,344	337,344	*

Dilithium Networks, Inc.		1,530,907	1,530,907	6/1/11
Emotive Communications, Inc.		143,630	393,630	*
Hands-On Mobile, Inc.		638,217	638,217	5/1/10
July Systems, Inc.		523,480	523,480	*
Nextivity, Inc.		1,376,036	2,066,036	*
Ortiva Wireless, Inc.		1,018,036	1,018,036	5/1/11
Quickoffice, Inc.		1,634,620	1,634,620	10/1/12
SandLinks, Inc.		125,324	255,324	*
Send Me, Inc.		1,529,053	1,529,053	4/1/12
Silent Communication Ltd.		602,305	602,305	9/1/12
SmartDrive Systems, Inc.		240,106	240,106	6/1/10
Venturi Wireless, Inc.		892,694	892,694	1/1/12
Vivotech, Inc.		1,985,226	1,985,226	8/1/11
Subtotal:	7.7%	$13,618,044	$14,688,044

Total: (Cost $147,804,586)	80.8%	$141,980,642	$147,804,586

*As of December 31, 2009, loans with a cost basis and fair value of $11.3 million and $5.9 million, respectively, have been classified as nonaccrual. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies.  These loans are generally secured by assets of the borrowers.  As a result, the Fund is subject to general credit risk associated with such companies.  At March 31, 2010, the Fund had unexpired unfunded commitments to borrowers of $62.8 million.

Valuation Hierarchy

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

The following table presents the balances of assets as of March 31, 2010 and December 31, 2009 measured at fair value on a recurring basis:

As of March 31, 2010	Level 1	Level 3	Total
ASSETS:
Loans to borrowers	$ -	$ 136,910,181	$ 136,910,181
Other investment	-	35,621	35,621
Cash equivalents	34,367,950	-	34,367,950
Total assets	$ 34,367,950	$ 136,945,802	$ 171,313,752

As of December 31, 2009	Level 1	Level 3	Total
ASSETS:
Loans to borrowers	$ -	$ 141,980,642	$ 141,980,642
Other investment	-	33,247	33,247
Cash equivalents	33,064,846	-	33,064,846
Total assets	$ 33,064,846	$ 142,013,889	$ 175,078,735

The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended
	March 31, 2010
	Loans to borrowers	Other investment
Beginning balance	$ 141,980,642	$ 33,247
Acquisitions and originations	20,823,987	-
Additional investments		2,374
Principal reductions	(24,349,082)	-
Net change in unrealized loss from		-
investments	(1,531,632)	-
Net realized loss from investments	(13,734)	-
Ending balance	$ 136,910,181	$ 35,621

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

5.

CAPITAL STOCK

As of March 31 2010 and December 31, 2009, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company is $270.0 million.  Total contributed capital to the Company through March 31, 2010 and December 31, 2009 was $202.5 million, of which $193.5 million was contributed to the Fund.

The chart below shows the distributions of the Fund for the three months ended March 31, 2010 and 2009.

	For the Three Months Ended	For the Three Months Ended
	March 31, 2010	March 31, 2009
Cash distributions	$ 5,600,000	$ 24,000,000
Distributions of equity securities	1,349,383	2,839,059

Total distributions to shareholder	$ 6,949,383	$ 26,839,059

Final classification of the distributions as either a return of capital or a distribution of income is an annual determination made at the end of each year dependent upon the Fund’s current year and cumulative earnings and profits.

6.  DEBT FACILITY

On February 20, 2009, the Fund entered into agreements with Union Bank, N.A. that established a secured revolving loan facility in an initial amount of up to $30,000,000.  The Fund has the option to request that lenders providing such facility increase the borrowing availability there under to no more than $230,000,000 in the aggregate, as commitments may be obtained, however, the lenders are under no obligation to do so.  Additional fees would be required to be paid in order to upsize the facility. Loans under the facility may be, at the option of the Fund, either Reference Rate loans or LIBOR loans. The interest rate on this facility is LIBOR plus 2.50 percent or Reference Rate plus 0.75 percent. The facility will terminate on February 18, 2011, but can be accelerated under an event of default such as failure by the Fund to make timely interest or principal payments.   The balance of the Fund’s outstanding debt as of March 31, 2010 is zero.

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

The facility contains various covenants including financial covenants related to: (i) Debt to Net Worth Ratio, (ii) Minimum Debt Service Coverage Ratio, (iii) Interest Coverage Ratio, (iv) Asset Coverage, (v) Asset Coverage Under Investment Company Act, (vi) Maximum Loan Loss Reserves, and (vii) Unfunded Commitment Ratio. There are also various restrictive covenants, including limitations on (i) the incurrence of liens, (ii) consolidations, mergers and asset sales, and (iii) capital expenditures. As of March 31, 2010, the Fund was in compliance with these covenants.

7.  OTHER INVESTMENT

In  2009, the Fund repossessed the collateral from a borrower who was having financial difficulties.  At the time of the repossession, the loan from the borrower had a cost basis of $2,433,298 and a book value of $1,213,298.  The repossessed assets were immediately contributed to a newly formed LLC (Sensors Licensing, LLC, “SL LLC”) in conjunction with a licensing agreement between SL LLC and an unaffiliated third party.  The Fund and Venture Lending & Leasing IV, Inc. each have a 50% ownership interest in SL LLC.

At the time the assets were contributed to SL LLC they were valued at $1,750,000 based on expectations of cash flows from the licensing arrangement.  The Fund took a realized loss on the loan in the amount of $1,558,298 at the time the transaction was consummated in 2009.  The realized loss is the difference between the Fund’s portion of the value of the assets repossessed and the book value of $2,433,298.

SL LLC collected $200,000 and distributed $100,000 to the Fund.  The unaffiliated third party cancelled the licensing agreement during 2009. SL LLC continues to distribute proceeds from the sale of equipment as cash becomes available.

Because the collateral is highly customized and no current buyer or lessee has been identified, the Fund had taken a $735,000 fair market reduction in 2009, which represents the difference between the previously determined fair value, the collections to date, and the expected liquidation value of the assets should no buyer or lessee be found. The Fund’s portion of the expected liquidation value of the asset as of March 31, 2010 is $35,621.

8.  FINANCIAL HIGHLIGHTS

Accounting principles generally accepted in the United States of America require disclosure of financial highlights of the Fund for the periods presented, the three months ended March 31, 2010 and 2009.  The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period.  The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund.  This required methodology differs from an internal rate of return.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended March 31, 2010	For the Three Months Ended March 31, 2009

Total return*	3.86%	(0.05%)

Per share amounts:
Net asset value, beginning of period	$1,757.62	$1,927.06
Net investment income	45.33	42.63
Net change in unrealized and realized loss from
investments	(15.45)	(43.65)
Net increase (decrease) in net assets from operations	29.88	(1.02)
Capital contributions	-	-
Return of capital to shareholder	(24.30)	-
Income distributions to shareholder	(45.20)	(84.71)

Net asset value, end of period	$1,718.00	$1,841.33

Net assets, end of period	$171,800,294	$184,132,669

Ratios to average net assets:

Expenses *	2.98%	3.34%
Net investment income *	10.42%	8.85%

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

Loans are held at estimated fair value as determined by Management, in accordance with the valuation methods described in the valuation of loans section of Note 2 of the Fund’s Annual Report on Form 10-K for the year ended December 31, 2009 (Summary of Significant Accounting Policies).  Critical factors in determining the fair value of a loan include payment history, collateral position, financial strength of the borrower, prospects for the borrower's raising future equity rounds, likelihood of sale or acquisition of the borrower, and length of expected holding period of the loan, as well as an evaluation of the general interest rate environment.  The actual value of the loans may differ from Management's estimates which would affect net income as well as assets.

Results of Operations –For the three months ended March 31, 2010 and 2009

Total investment income for the three months ended March 31, 2010 and 2009 was $5.8 million and $5.9 million, respectively, which primarily consisted of interest on venture loans outstanding.  The decrease was primarily due to the decrease in the average loan outstanding to $134.5 for the three months ended March 31, 2010 from $158.8 million for the three months ended March 31, 2009.   This was partially offset by the increase in interest rates from 14.79% to 17.34% over the same period of time.  Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including volatility, early payoffs, and recovery of interest from non-performing assets.

Management fees for the three months ended March 31, 2010 and 2009 were $1.1 million and $1.4 million, respectively. Management fees are calculated as a percentage of assets, and because assets declined, management fees declined proportionally.

Total interest expense was less than $0.1 million for each of the three months ended March 31, 2010 and 2009.  In 2010, no debt was drawn and the interest expense is composed of fees associated with the facility.  Interest expense for 2009 was only for a partial period as the facility was not entered into until February 20, 2009.

Total banking and professional fees for each of the three months ended March 31, 2010 and 2009 were consistent at $0.1 million.

Total other operating expenses for each of the three months ended March 31, 2010 and 2009 were less than $0.1 million.

Net investment income for the three months ended March 31, 2010 and 2009 was $4.5million and $4.3 million, respectively.

Total net realized loss from investments was less than $0.1 million and $0.2 million for the three months ended March 31, 2010 and 2009, respectively.

Net change in unrealized gain (loss) from investments was $(1.5) million and $(4.1) million for the three months ended March 31, 2010 and 2009, respectively.   The unrealized gain (loss) consists of fair market value adjustments taken against loans.

Net increase (decrease) in net assets resulting from operations for the three months March 31, 2010 and 2009 was $3.0 million and $(0.1) million, respectively.  On a per share basis, the net increase (decrease) in net assets resulting from operations was $29.88 and $(1.02) for the three months ended March 31, 2010 and 2009, respectively.

Liquidity and Capital Resources – March 31, 2010 and December 31, 2009

Total capital contributed to the Fund was $193.5 million, prior to distribution of capital, as of March 31, 2010 and December 31, 2009, respectively.  Committed capital to the Company at March 31, 2010 and December 31, 2009 was $270.0 million, of which $202.5 million has been called.  The remaining $67.5 million in committed capital as of March 31, 2010 is due to expire in February 2012 as the five year anniversary will have passed, at which time no further capital can be called.

On February 20, 2009, the Fund entered into agreements with Union Bank, N.A. that established a secured revolving loan facility in an initial amount of up to $30,000,000.  The Fund has the option to request that lenders providing such facility increase the borrowing availability thereunder to no more than $230,000,000 in the aggregate, as commitments may be obtained, however, the lenders are under no obligation to do so.  Additional fees would be required to be paid in order to upsize the facility. Borrowings by the Fund will be collateralized by the personal property and other assets of the Fund.  Loans under the facility may be, at the option of the Fund, either Reference Rate loans or LIBOR loans.  The Fund will pay interest on its borrowings and will also pay a fee on the unused portion of the facility.  The facility will terminate on February 18, 2011, but can be accelerated under an event of default such as failure by the Fund to make timely interest or principal payments.  On September 11, 2009, the Fund fully paid its borrowing under the debt facility and does not have a balance as of March 31, 2010.

As of March 31, 2010 and December 31, 2009, 19.8% and 18.7%, respectively, of the Fund's assets consisted of cash and cash equivalents.  The Fund invested its assets in venture loans during the three months ended March 31, 2010 and 2009.  Amounts disbursed under the Fund's loan commitments totaled approximately $20.8 million during the three months ended March 31, 2010.  Net loan amounts outstanding after amortization and fair market adjustment decreased by approximately $5.1 million for the same period.  Unexpired, unfunded commitments totaled approximately $62.8 million as of March 31, 2010.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustment	Balance Outstanding – Fair Value	Unexpired Unfunded Commitments
March 31, 2010	$331.8 million	$194.9million	$136.9 million	$62.8 million
December 31, 2009	$311.0 million	$169.0 million	$142.0 million	$62.4 million

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

Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net income by less than $0.1 million.  This translates to less than 1% of net income for the three months ended March 31, 2010.  Although Management believes that this measure is indicative of the Fund's sensitivity to interest rate changes, it makes estimates to adjust for potential changes in credit quality, size and composition of the balance sheet and other business developments that could affect net income.  Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

Item 1A.

Risk Factors

See item 1A – ‘Risk Factors’ in the Fund’s 2009 Annual Report on Form 10-K for a detailed description of the risks attendant to the Fund and its business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Prior to the Fund’s commencement of operations on February 21, 2007, the Fund sold 100,000 shares to the Fund’s sole shareholder, Venture Lending & Leasing V, LLC for $25,000 in September 2006.  No other shares of the Fund have been sold; however, the Fund received an additional $193.5 million of paid in capital during the period from February 21, 2007 through March 31, 2010 which is expected to be used to acquire venture loans and fund operations.

Item 3.  Defaults Upon Senior Securities

Not applicable

Item 4.

Removed and Reserved

None

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit Number	Description
3(i)

Articles of Incorporation of the Fund as filed with the Maryland Secretary of State on August 21, 2006, incorporated by reference to the Fund’s Form 10 filed with the Securities and Exchange Commission on October 10, 2006.

3(ii)	Amended and Restated Bylaws of the Fund, incorporated by reference to the Fund’s Form 10-K filed with the Securities and Exchange Commission, March 25, 2010.
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

VENTURE LENDING & LEASING V, INC.

(Registrant)

By:

/S/ Maurice C. Werdegar

By:

/S/ Martin D. Eng

Maurice C. Werdegar

Martin D. Eng

Chairman and Chief Executive Officer

Chief Financial Officer

Date:

May 13, 2010

Date:

May 13, 2010

EXHIBIT INDEX

Exhibit Number	Description
3(i)

Articles of Incorporation of the Fund as filed with the Maryland Secretary of State on August 21, 2006, incorporated by reference to the Fund’s Form 10 filed with the Securities and Exchange Commission on October 10, 2006.

3(ii)	Amended and Restated Bylaws of the Fund, incorporated by reference to the Fund’s Form 10-K filed with the Securities and Exchange Commission, March 25, 2010.
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

Date: May 13, 2010

/S/ Martin D. Eng

Martin D. Eng

Chief Financial Officer

Exhibit 31.2

CERTIFICATION PURSUANT TO
RULE 13a-14

I, Maurice C. Werdegar, certify that:

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

Date: May 13, 2010

/S/ Maurice C. Werdegar

Maurice C. Werdegar

Chief Executive Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing V, Inc. (the "Fund") on Form 10-Q for the period ending March 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Maurice C. Werdegar, Chief Executive Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Maurice C. Werdegar

Maurice C. Werdegar

Chief Executive Officer
May 13, 2010

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing V, Inc. (the "Fund") on Form 10-Q for the period ending March 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Martin D. Eng, Chief Financial Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Martin D. Eng

Martin D. Eng

Chief Financial Officer
May 13, 2010