Form 10-Q
period 2010-06-30
Venture Lending & Leasing V, Inc.
filed 2010-08-13
CIK 1376067

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
(State or other jurisdiction of incorporation or organization)
2010 North First Street, Suite 310	San Jose, CA 95131
(Address of principal executive offices)	(Zip Code)
(408) 436-8577
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the  preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [x]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [x]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [ ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 12, 2010
Common Stock, $.001 par value	100,000

VENTURE LENDING & LEASING V, INC.
INDEX

PART I -- FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited) As of June 30, 2010 and December 31, 2009

Condensed Statements of Operations (Unaudited) For the three and six months ended June 30, 2010 and 2009

Condensed Statements of Changes in Net Assets (Unaudited) For the three and six months ended June 30, 2010 and 2009

Condensed Statements of Cash Flows (Unaudited) For the six months ended June 30, 2010 and 2009

Notes to Condensed Financial Statements (Unaudited)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitatve and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Item 4T.	Controls and Procedures

PART II -- OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Removed and Reserved

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

VENTURE LENDING & LEASING V, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF JUNE 30, 2010 AND DECEMBER 31, 2009

	June 30, 2010	December 31, 2009
ASSETS
Loans, at estimated fair value (Cost of $142,894,491 and $147,804,586)	$134,710,372	$141,980,642
Cash and cash equivalents	33,587,750	33,064,846
Other investment (Cost of $768,021 and $768,247)	33,021	33,247
Other assets	2,197,397	2,201,051

Total assets	170,528,540	177,279,786

LIABILITIES
Accrued management fees	1,064,866	1,107,999
Accounts payable and other accrued liabilities	630,588	410,227

Total liabilities	1,695,454	1,518,226

NET ASSETS	$168,833,086	$175,761,560

Analysis of Net Assets:

Capital paid in on shares of capital stock	$193,525,000	$193,525,000
Return of capital distributions	(14,875,787)	(10,307,488)
Accumulated deficit	(9,816,127)	(7,455,952)
Net assets (equivalent to $1,688.33 and $1,757.62 per share based on 100,000 shares of capital stock outstanding - See Note 5)	$168,833,086	$175,761,560

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING V, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

INVESTMENT INCOME:
Interest on loans	$5,764,667	$5,674,453	$11,593,558	$11,543,655
Other interest and other income	1,643	7,873	2,050	11,674
Total investment income	5,766,310	5,682,326	11,595,608	11,555,329

EXPENSES:
Management fees	1,065,803	1,126,726	2,149,916	2,566,558
Interest expense	66,950	66,836	133,568	97,758
Banking and professional fees	73,616	135,024	196,291	250,860
Other operating expenses	29,300	26,293	51,709	49,349
Total expenses	1,235,669	1,354,879	2,531,484	2,964,525
Net investment income	4,530,641	4,327,447	9,064,124	8,590,804

Net realized loss from investments	(259,575)	(2,176,922)	(273,309)	(2,399,810)
Net change in unrealized loss from investments	(828,543)	(1,212,290)	(2,360,175)	(5,355,000)
Net realized and unrealized loss from investment activities	(1,088,118)	(3,389,212)	(2,633,484)	(7,754,810)

Net increase in net assets resulting from operations	$3,442,523	$938,235	$6,430,640	$835,994

Net increase in net assets resulting from operations per share	$34.43	$9.38	$64.31	$8.36
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING V, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Net increase in net assets resulting from operations:
Net investment income	$4,530,641	$4,327,447	$9,064,124	$8,590,804
Net realized loss from investments	(259,575)	(2,176,922)	(273,309)	(2,399,810)
Net change in unrealized loss from investments	(828,543)	(1,212,290)	(2,360,175)	(5,355,000)

Net increase in net assets resulting from operations	3,442,523	938,235	6,430,640	835,994

Distributions of income to shareholder	(4,271,066)	(3,146,152)	(8,790,815)	(11,617,357)
Return of capital to shareholder	(2,138,665)	(4,128,628)	(4,568,299)	(4,128,628)
Total decrease	(2,967,208)	(6,336,545)	(6,928,474)	(14,909,991)

Net assets
Beginning of period	171,800,294	184,132,669	175,761,560	192,706,115

End of period	$168,833,086	$177,796,124	$168,833,086	$177,796,124

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING V, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

	For the Six Months Ended	For the Six Months Ended
	June 30, 2010	June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$6,430,640	$835,994
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net realized loss from investments	273,309	2,399,810
Net change in unrealized loss from investments	2,360,175	5,355,000
Net amortization of deferred costs related to borrowing facility	68,568	50,996
Net decrease in other assets and other investments	(64,688)	(672,686)
Net increase (decrease) in accounts payable, other accrued liabilities, and accrued management fees	177,228	(700,346)
Origination of loans	(42,103,912)	(32,110,315)
Principal payments on loans	46,429,986	41,961,400
Acquisition of equity securities	(2,948,402)	(1,536,174)
Net cash provided by operating activities	10,622,904	15,583,679
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distribution to shareholder	(10,100,000)	(10,000,000)
Payment of bank facility fees and costs	—	(293,721)
Borrowings under debt facility	—	1,000,000
Net cash used in financing activities	(10,100,000)	(9,293,721)
Net increase in cash and cash equivalents	522,904	6,289,958
CASH AND CASH EQUIVALENTS:
Beginning of period	33,064,846	21,972,037
End of period	$33,587,750	$28,261,995
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE YEAR FOR:
Interest	$60,667	$96,008
NON-CASH ACTIVITIES:
Receipt of equity securities as repayment of loan	$310,712	$4,209,811
Distributions of equity securities to shareholder	$3,259,114	$5,745,985

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING V, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION AND OPERATIONS OF THE FUND

Venture Lending & Leasing V, Inc. (the “Fund”), was incorporated in Maryland on August 21, 2006 as a nondiversified closed-end management investment company electing status as a business development company (“BDC”) under the Investment Company Act of 1940 and is managed by Westech Investment Advisors, Inc. (“Manager” or “Management”).  One hundred percent of the stock of the Fund is held by Venture Lending & Leasing V, LLC (the “Company”).  Prior to commencing its operations on February 21, 2007, the Fund had no operations other than the sale to the Company of 100,000 shares of common stock, $0.001 par value for $25,000 in September 2006.  This issuance of stock was a requirement in order to apply for a finance lender's license from the California Commissioner of Corporations.

In the Manager's opinion, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading.  The interim results for the three and six months ended June 30, 2010 are not necessarily indicative of what the results would be for a full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Fund's Annual Report on Form 10-K for the year ended December 31, 2009.

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

The Fund's loans are valued in connection with the issuance of its periodic financial statements, the issuance or repurchase of the Fund's shares at a price equivalent to the current net asset value per share, and at such other times as required by law.  On a quarterly basis, Management will submit to the Board of Directors (“Board”) a “Valuation Report,” which details the rationale for the valuation of investments.

Valuation Methods

As of June 30, 2010 and December 31, 2009, the financial statements include nonmarketable investments ( $134,743,393 and $142,013,889 or approximately 79% and 80% of total assets, respectively) with fair values determined by the Manager in the absence of readily determinable market values.  Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

Fair value is the price that would be received to sell an asset or paid to settle a liability in an orderly transaction between market participants.  There is no secondary market for the loans, hence Management determines fair value based on hypothetical markets.  Venture loans are generally held to maturity and are recorded at estimated fair value.  Management determines whether to adjust the estimated fair value of a loan based on a number of factors, including but not limited to the borrower's payment history, available cash and “burn rate,” revenues, net income or loss, the likelihood that the borrower will be able to secure additional financing in the future, as well as an evaluation of the general interest rate environment.  The amount of any valuation adjustment is determined based upon a credit analysis of the borrower and an analysis of the expected recovery from the borrower, including consideration of factors such as the nature and quality of the Fund's security interests in collateral, the estimated value of the Fund's collateral, the size of the loan, and the estimated time that will elapse before the Fund achieves a recovery.

Money market funds held as Cash and Cash Equivalents are valued at their most recently posted net asset value, if available, or at amortized cost, provided such amount is not materially different from quoted price.

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

Nonaccrual Loans

The Fund's policy is to place a loan on nonaccrual status when the loan stops performing and Management deems that it is unlikely that the loan will return to performing status.  When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed for the quarter in which the loan was placed on nonaccrual status.  Any uncollected interest related to quarters prior to when the loan was placed on nonaccrual status is added to the principal balance, and the aggregate balance of the principal and interest is evaluated in accordance with the policy for valuation of loans in determining Management's best estimate of fair value. Interest received by the Fund on nonaccrual loans will be recorded on a cash basis.

As of June 30, 2010 and December 31, 2009, loans with a cost basis of $16.7 million and $11.3 million and a fair value of $8.5 million and $5.9 million, respectively, have been classified as nonaccrual.

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

Deferred Bank Fees

Through June 30, 2010 the deferred bank fees and costs associated with the debt facility have been allocated over the estimated life of the facility, which was determined to be February 2011 (see Note 6).

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), Improving Disclosures about Fair Value Measurements, which, among other things, amends ASC 820 to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820  regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy.  ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements (which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years).  The adoption of ASU 2010-06 did not have a material impact on the Fund's financial statements.  Certain parts of the ASU 2010-06 are not yet effective.  Management is currently assessing the impact that the adoption of ASU 2010-06 will have on the Fund's financial statement disclosures.

Tax Status

The Fund plans on qualifying as a Regulated Investment Company (“RIC”) and elected RIC treatment when it filed its tax return in 2007.  As long as the Fund qualifies as a RIC, it will not pay any federal or state corporate income tax on income that is distributed to its shareholder (pass-through status).  Should the Fund not qualify as a RIC or lose its qualification as a RIC, it could be taxed as an ordinary corporation on its taxable income for that year (even if that income is distributed to its shareholder), and all distributions out of its earnings and profits will be taxable to its shareholder as ordinary income.  As of June 30, 2010 the Fund had no uncertain tax positions.

The Fund's tax years open to examination by major jurisdictions are 2006 and forward.

3. SUMMARY OF INVESTMENTS

Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working capital up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment. As of June 30, 2010, the Fund's investments in loans are primarily to companies based within the United States and are diversified among borrowers in the industry segments shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below  (the sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).

The Fund defines fair value as the price that would be received to sell an asset or paid to settle a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale.

Loan balances are summarized by borrower.  Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded. Each loan drawn under a commitment has a different maturity date and amount.  For the three month period ended June 30, 2010 and 2009, the weighted-average interest rate on performing loans was 17.59% and 15.78%, respectively. For the six month period ended June 30, 2010 and 2009, the weighted-average interest rate on performing loans was 17.41% and 15.21%, respectively. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including volatility, early payoffs, and recovery of interest from non-performing assets.

Loans as of June 30, 2010 are in non-affiliates and consist of the following (industry classifications are unaudited):

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 6/30/10	6/30/2010	Maturity Date

Biotechnology
Bioabsorbable Therapeutics, Inc.		$87,811	$912,811	*
IntegenX, Inc.		3,383,059	3,383,059	12/1/2012
Pathway Genomics Corporation		2,298,009	2,298,009	12/1/2012
Subtotal:	3.4%	$5,768,879	$6,593,879

Carrier Networking
Opvista, Inc.		$1,682,838	$1,682,838	*
TimeData Corporation		193,906	193,906	3/1/2012
Wavebender, Inc.		100,664	100,664	1/1/2011
Subtotal:	1.2%	$1,977,408	$1,977,408

Computers & Storage
D-Wave Systems, Inc.		$807,740	$807,740	12/1/2012
Gear Six, Inc.		43,707	118,707	*
NComputing, Inc.		190,348	190,348	9/1/2010
Nexenta Systems, Inc.		808,355	808,355	5/1/2013
Vidyo, Inc.		336,379	336,379	10/1/2010
Subtotal:	1.3%	$2,186,529	$2,261,529

Enterprise Networking
Envivio, Inc.		$687,161	$687,161	1/1/2011
Vyatta, Inc.		558,297	558,297	2/1/2011
Subtotal:	0.7%	$1,245,458	$1,245,458

Internet
Akademos, Inc.		$687,635	$687,635	4/1/2013
Arcadia Entertainment, Inc.		29,505	229,505	*
Blekko, Inc.		3,108,666	3,108,666	2/1/2013
BuzzLogic, Inc.		596,664	596,664	4/1/2013
Collarity, Inc.		329,821	669,821	*
Cuil, Inc.		2,145,281	2,860,281	*
Delve Networks, Inc.		231,810	231,810	7/1/2011
Donnerwood Media, Inc.		322,349	322,349	5/1/2011
eduFire, Inc.		169,893	269,893	*
EForce Media, Inc.		62,432	1,512,432	*
Fwix, Inc.		42,118	42,118	4/1/2013
Genius.com Inc.		500,015	500,015	12/1/2012
iGroup Network, Inc.		276,410	276,410	4/1/2012
Inigral, Inc.		64,149	64,149	8/1/2011

Insider Guides, Inc.		3,400,730	3,400,730	6/1/2013
Instructables, Inc.		269,167	269,167	7/1/2012
Involver, Inc.		370,493	370,493	6/1/2013
Loomia, Inc.		277,681	277,681	*
MGEL, Inc.		454,309	454,309	1/1/2013
MMJK, Inc.		1,466,374	1,466,374	12/1/2012
Multiply, Inc.		407,257	407,257	9/1/2011
PerformLine, Inc.		185,258	185,258	12/1/2011
Philotic, Inc.		171,161	171,161	1/1/2013
Plastic Jungle, Inc.		1,513,878	1,513,878	11/1/2012
Quantcast Corporation		3,278,929	3,278,929	1/1/2013
Rocket Fuel, Inc.		912,006	912,006	3/1/2013
Semantic Sugar, Inc.		228,625	228,625	7/1/2012
Sittercity, Inc.		940,607	940,607	1/1/2013
SugarSync, Inc.		194,075	194,075	5/1/2011
TheFind, Inc.		549,162	549,162	12/1/2011
ThisNext, Inc.		273,218	273,218	1/1/2012
Threadbox, Inc.		276,222	276,222	8/1/2012
Topsy Labs, Inc.		2,413,632	2,413,632	4/1/2013
UStream.TV, Inc.		1,284,256	1,284,256	5/1/2012
Videojax, Inc.		1,476	288,380	*
Worktopia, Inc.		424,833	424,833	12/1/2011
Youku.com, Inc.		1,954,871	1,954,871	1/1/2012
Subtotal:	17.7%	$29,814,968	$32,906,872

Medical Devices
Accuri Cytometers, Inc.		$113,242	$113,242	9/1/2010
AirXpanders, Inc.		407,528	407,528	9/1/2011
Biomerix Corporation		632,292	632,292	12/1/2011
Cellscape Corporation		312,123	312,123	12/1/2012
ConforMIS, Inc.		6,309,726	6,309,726	6/1/2012
CV Ingenuity Corporation		182,936	182,936	8/1/2012
CyberHeart, Inc.		549,830	729,830	*
Evera Medical, Inc.		—	567,215	*
iBalance Medical, Inc.		185,380	285,380	*
Intellidx, Inc.		203,786	903,786	*
Nellix, Inc.		2,888,787	2,888,787	12/1/2011
Oculus Innovative Sciences, Inc.		1,755,640	1,755,640	6/1/2013
PEAK Surgical, Inc.		1,761,294	1,761,294	7/1/2012
PinPointe U.S.A., Inc.		987,781	987,781	7/1/2012
Softscope Medical Technologies, Inc.		163,096	163,096	6/1/2011
Suneva Medical, Inc.		1,596,352	1,596,352	6/1/2013
Varix Medical Corporation		135,141	180,141	*
Subtotal:	10.8%	$18,184,934	$19,777,149

Other Healthcare
NanoSphere, Inc.		$631,437	$631,437	8/1/2010
Subtotal:	0.4%	$631,437	$631,437

Other Technology
Astro Gaming, Inc.		$1,238,461	$1,238,461	2/1/2013
Coulomb Technologies, Inc.		526,186	526,186	6/1/2013
Daylight Solutions, Inc.		1,388,085	1,388,085	12/1/2012
EcoSMART Technologies, Inc.		1,702,125	1,702,125	10/1/2012
EoPlex Tehcnologies, Inc.		393,803	393,803	3/1/2013
Integrity Block, Inc.		72,913	92,913	*
Global MailExpress, Inc.		5,442,862	5,442,862	4/1/2013
Oryxe Energy International, Inc.		350,998	480,998	*
Sezmi Corporation		1,003,937	1,003,937	2/1/2012
Solaria Corporation		1,484,317	1,484,317	3/1/2011
Soliant Energy, Inc.		522,438	522,438	7/1/2012
Sub-One Technology, Inc.		342,090	342,090	12/1/2011
WeatherBill, Inc.		3,739,793	3,739,793	4/1/2013
Subtotal:	10.8%	$18,208,008	$18,358,008

Security
Dragnet Solutions, Inc.		$392,012	$392,012	6/1/2011
Guardian Analytics, Inc.		528,715	528,715	12/1/2011
Nevis Networks, Inc.		93,762	273,762	*
TrustedID, Inc.		452,821	452,821	6/1/2011
Subtotal:	0.9%	$1,467,310	$1,647,310

Semiconductors & Equipment
Alereon, Inc.		$1,137	$76,137	*
Azuro, Inc.		1,048,208	1,048,208	9/1/2011
Discera, Inc.		78,394	78,394	1/1/2011
Intelleflex Corporation		495,104	495,104	4/1/2011
Newport Media, Inc.		3,610,897	3,610,897	1/1/2013
SiPort, Inc.		1,479,167	1,479,167	7/1/2012
Tela Innovations, Inc.		266,330	266,330	7/1/2011
Zenverge, Inc.		408,685	408,685	7/1/2011
Subtotal:	4.4%	$7,387,922	$7,462,922

Software
Anchor Intelligence, Inc.		$549,837	$549,837	8/1/2011
Athena Design Systems, Inc.		20,849	53,849	*
Atlantis Computing, Inc.		192,384	192,384	9/1/2012
Berkeley Design Automation, Inc.		149,525	149,525	4/1/2011
BlueRoads Corporation		101,989	811,989	*
Cloudmark, Inc.		6,331,521	6,331,521	2/1/2013

Cloudshare, Inc.		1,751,702	1,751,702	2/1/2012
Demandbase, Inc.		903,385	903,385	10/1/2012
Emergent Game Technologies, Inc.		2,603,588	2,603,588	12/1/2012
Future Point Systems, Inc.		167,779	167,779	5/1/2012
Gazillion, Inc.		814,812	814,812	3/1/2011
Global Analytics, Inc.		1,730,471	1,730,471	6/1/2013
Integrien Corporation		247,895	247,895	2/1/2012
JasperSoft, Inc.		581,658	581,658	5/1/2011
Kareo, Inc.		77,731	77,731	12/1/2010
KIT Digital, Inc.		5,600,251	5,600,251	9/1/2013
Knowledge Adventure, Inc.		1,987,845	1,987,845	5/1/2012
Market6, Inc.		51,554	51,554	7/1/2010
MarketFish, Inc.		211,057	211,057	9/1/2012
Medsphere Systems Corporation		2,797,621	2,797,621	10/1/2012
Orb Networks, Inc.		46,219	46,219	8/1/2010
Palantir Technologies, Inc.		5,483,673	5,483,673	11/1/2012
RingCube Technologies, Inc.		646,747	646,747	10/1/2011
RivalWatch, Inc.		445,695	445,695	2/1/2013
Skydeck, Inc.		329,362	329,362	2/1/2012
SOA Software, Inc.		1,264,364	1,264,364	4/1/2011
Universal Ad, Inc.		167,834	317,834	*
Verix, Inc.		1,145,337	1,145,337	8/1/2011
Viewdle, Inc.		299,098	299,098	12/1/2011
Widevine Technologies, Inc.		1,454,932	1,454,932	4/1/2012
Xtime, Inc.		519,671	519,671	6/1/2013
Subtotal:	22.9%	$38,676,386	$39,569,386

Technology Services
SG Micro, Inc.		$229,995	$229,995	4/1/2011
Subtotal:	0.1%	$229,995	$229,995

Wireless
Cellfire, Inc.		$530,676	$530,676	4/1/2011
DeFi Mobile, Ltd.		200,344	337,344	*
Dilithium Networks, Inc.		1,062,726	1,062,726	6/1/2011
Emotive Communications, Inc.		116,505	391,505	*
July Systems, Inc.		409,180	409,180	2/1/2012
Mobclix, Inc.		566,417	566,417	9/1/2012
Nextivity, Inc.		1,376,036	2,066,036	*
Ortiva Wireless, Inc.		688,697	688,697	5/1/2011
Quickoffice, Inc.		1,277,342	1,277,342	10/1/2012
SandLinks, Inc.		68,984	268,984	*
Send Me, Inc.		1,096,541	1,096,541	4/1/2012
Silent Communication, Ltd.		894,504	894,504	5/1/2013
Venturi Wireless, Inc.		643,186	643,186	1/1/2012

Subtotal:	5.3%	$8,931,138	$10,233,138

Total: (Cost of $142,894,491)	79.8%	$134,710,372	$142,894,491

* As of June 30, 2010, loans with a cost basis and fair value of $16.7 million and $8.5 million, respectively, have been classified as nonaccrual. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

Loans as of December 31, 2009 are in non-affiliates and consist of the following (industry classifications are unaudited):

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 12/31/09	12/31/2009	Maturity Date

Biotechnology
Bioabsorbable Therapeutics, Inc.		$172,963	$912,963	*
Microchip Biotechnologies, Inc.		3,749,728	3,749,728	11/1/2012
Pathway Genomics, Corp.		2,681,835	2,681,835	12/1/2012
SanBio, Inc.		470,563	470,563	6/1/2010
Trellis Bioscience, Inc.		173,790	173,790	12/1/2010
Subtotal:	4.1%	$7,248,879	$7,988,879

Carrier Networking
Kodiak Networks, Inc.		$196,266	$196,266	4/1/2010
Opvista, Inc.		842,838	1,682,838	*
TimeData, Corp.		211,465	211,465	3/1/2012
Wavebender, Inc.		103,372	103,372	1/1/2011
Subtotal:	0.8%	$1,353,941	$2,193,941

Computers & Storage
Cloudshield, Inc.		$1,343,874	$1,343,874	4/1/2011
D-Wave Systems, Inc.		940,132	940,132	12/1/2012
Gear Six, Inc.		291,222	291,222	12/1/2010
NComputing, Inc.		445,277	445,277	9/1/2010
Vidyo, Inc.		809,898	809,898	10/1/2010
Subtotal:	2.2%	$3,830,403	$3,830,403

Enterprise Networking
Envivio, Inc.		$1,451,594	$1,451,594	1/1/2011
PacketMotion, Inc.		798,291	798,291	3/1/2011
Vyatta, Inc.		999,379	999,379	2/1/2011
Subtotal:	1.8%	$3,249,264	$3,249,264

Internet
Aggregate Knowledge, Inc.		$529,127	$529,127	12/1/2011
Arcadia Entertainment, Inc.		79,505	229,505	*

Blekko, Inc.		307,107	307,107	12/1/2011
BuzzLogic, Inc.		486,303	486,303	8/1/2011
cc:Betty, Inc.		301,733	301,733	8/1/2012
Collarity, Inc.		535,618	715,618	*
Cuil, Inc.		3,563,005	3,563,005	12/1/2012
Delve Networks, Inc.		320,605	320,605	7/1/2011
Donnerwood Media, Inc.		483,185	483,185	5/1/2011
eduFire, Inc.		192,863	292,863	2/1/2012
EForce Media, Inc.		762,432	1,512,432	*
Fwix, Inc.		22,181	22,181	1/1/2013
Genius.com , Inc.		673,332	673,332	12/1/2012
iGroup Network, Inc.		372,082	372,082	4/1/2012
Inigral, Inc.		92,883	92,883	8/1/2011
Insider Guides, Inc.		2,698,751	2,698,751	4/1/2012
Instructables, Inc.		170,623	170,623	4/1/2012
Loomia, Inc.		351,522	351,522	12/1/2011
MMJK, Inc.		1,431,315	1,431,315	12/1/2012
Multiply, Inc.		570,185	570,185	9/1/2011
PerformLine, Inc.		237,945	237,945	12/1/2011
Philotic, Inc.		204,635	204,635	11/1/2012
Plastic Jungle, Inc.		1,289,857	1,289,857	9/1/2012
Quantcast, Corp.		4,169,098	4,169,098	1/1/2013
Radar Networks, Inc.		297,134	297,134	10/1/2010
RPM Communications, Inc.		62,632	222,632	*
Semantic Sugar, Inc.		270,261	270,261	7/1/2012
SugarSync, Inc.		288,289	288,289	5/1/2011
TheFind, Inc.		760,747	760,747	12/1/2011
ThisNext, Inc.		375,549	375,549	5/1/2011
Topsy Labs, Inc.		1,490,019	1,490,019	1/1/2013
UStream.TV, Inc.		1,604,259	1,604,259	5/1/2012
Videojax, Inc.		51,331	311,331	*
Worktopia, Inc.		573,291	573,291	11/1/2011
Youku.com, Inc.		2,795,891	2,795,891	1/1/2012
Subtotal:	16.2%	$28,415,295	$30,015,295

Medical Devices
Accuri Cytometers, Inc.		$328,882	$328,882	9/1/2010
AirXpanders, Inc.		493,179	493,179	9/1/2011
Ample Medical, Inc.		18,734	32,734	*
Biomerix, Corp.		924,209	924,209	12/1/2011
Cellscape, Corp.		183,091	183,091	8/1/2012
ConforMIS, Inc.		7,575,646	7,575,646	6/1/2012
CV Ingenuity, Corp.		202,669	202,669	8/1/2012
CyberHeart, Inc.		975,031	975,031	8/1/2011
Evera Medical, Inc.		364,779	564,779	9/1/2011

iBalance Medical, Inc.		793,637	793,637	9/1/2010
Intellidx, Inc.		1,063,114	1,163,114	4/1/2011
Nellix, Inc.		4,069,940	4,069,940	12/1/2011
PEAK Surgical, Inc.		2,206,100	2,206,100	7/1/2012
PinPointe U.S.A., Inc.		1,167,049	1,167,049	7/1/2012
Softscope Medical Technologies, Inc.		262,893	262,893	6/1/2011
Suneva Medical, Inc.		878,666	878,666	11/1/2012
Varix Medical, Inc.		192,363	192,363	9/1/2011
Subtotal:	12.3%	$21,699,982	$22,013,982

Other Healthcare
Advanced ICU Care, Inc.		$109,827	$109,827	10/1/2010
NanoSphere, Inc.		1,890,288	1,890,288	8/1/2010
Skylight Healthcare Systems, Inc.		2,415,766	2,415,766	10/1/2011
Subtotal:	2.5%	$4,415,881	$4,415,881

Other Technology
Astro Gaming, Inc.		$897,216	$897,216	7/1/2012
Daylight Solutions, Inc.		1,353,208	1,353,208	12/1/2012
EcoSMART Technologies, Inc.		1,731,687	1,731,687	10/1/2012
EoPlex Tehcnologies, Inc.		527,634	527,634	6/1/2011
Integrity Block, Inc.		72,913	92,913	*
Global MailExpress, Inc.		1,254,624	1,254,624	4/1/2013
Oryxe Energy International, Inc.		391,642	521,642	*
Sezmi, Corp.		1,793,646	1,793,646	2/1/2012
Solaria, Corp.		2,463,265	2,463,265	3/1/2011
Soliant Energy, Inc.		610,442	610,442	7/1/2012
Sub-One Technology, Inc.		424,104	424,104	12/1/2011
Subtotal:	6.6%	$11,520,381	$11,670,381

Security
Dragnet Solutions, Inc.		$574,091	$574,091	6/1/2011
Guardian Analytics, Inc.		619,189	619,189	8/1/2011
Nevis Networks, Inc.		123,762	303,762	*
TrustedID, Inc.		645,609	645,609	6/1/2011
Subtotal:	1.1%	$1,962,651	$2,142,651

Semiconductors & Equipment
Alereon, Inc.		$528,072	$528,072	7/1/2010
Azuro, Inc.		1,418,087	1,418,087	9/1/2011
Cswitch		—	36,944	*
Discera, Inc.		198,132	198,132	1/1/2011
Insilica, Inc.		502,965	502,965	11/1/2010
Integrated Materials, Inc.		117,533	117,533	3/1/2010
Intelleflex, Corp.		811,691	811,691	4/1/2011

InvenSense, Inc.		282,415	282,415	1/1/2011
Newport Media, Inc.		3,186,448	3,186,448	5/1/2012
Revera, Inc.		486,037	486,037	2/1/2011
SiPort, Inc.		1,889,710	1,889,710	7/1/2012
Teknovus, Inc.		1,448,894	1,448,894	9/1/2011
Tela Innovations, Inc.		459,437	459,437	7/1/2011
Zenverge, Inc.		588,121	588,121	7/1/2011
Subtotal:	6.8%	$11,917,542	$11,954,486

Software
Anchor Intelligence, Inc.		$648,108	$648,108	12/1/2011
Athena Design Systems, Inc.		20,849	53,849	*
Atlantis Computing, Inc.		191,426	191,426	9/1/2012
Berkeley Design Automation, Inc.		421,775	421,775	4/1/2011
BlueRoads, Corp.		101,989	811,989	*
Cloudmark, Inc.		2,581,960	2,581,960	12/1/2011
Cloudshare, Inc.		2,210,122	2,210,122	2/1/2012
Demandbase, Inc.		293,081	293,081	11/1/2010
Emergent Game Technologies, Inc.		2,515,770	2,515,770	12/1/2012
Future Point Systems, Inc.		181,817	181,817	4/1/2012
Gazillion, Inc.		1,312,700	1,312,700	3/1/2011
Integrien, Corp.		394,734	394,734	7/1/2010
JasperSoft, Inc.		862,849	862,849	5/1/2011
Kabira Technologies, Inc.		1,069,892	1,069,892	12/1/2010
Kareo, Inc.		101,619	101,619	12/1/2010
Knowledge Adventure, Inc.		2,462,690	2,462,690	5/1/2012
Market6, Inc.		301,142	301,142	7/1/2010
MarketFish, Inc.		225,979	225,979	9/1/2012
Medsphere Systems, Corp.		1,490,789	1,490,789	5/1/2012
Orb Networks, Inc.		158,962	158,962	8/1/2010
Palantir Technologies, Inc.		5,509,085	5,509,085	11/1/2012
RingCube Technologies, Inc.		765,749	765,749	10/1/2011
RivalWatch, Inc.		205,850	205,850	9/1/2012
Skydeck, Inc.		401,579	401,579	2/1/2012
SOA Software, Inc.		1,863,653	1,863,653	4/1/2011
Universal Ad, Inc.		154,304	304,304	*
Verix, Inc.		1,221,314	1,221,314	8/1/2011
Viewdle, Inc.		380,423	380,423	12/1/2011
Widevine Technologies, Inc.		1,777,475	1,777,475	4/1/2012
Xtime, Inc.		499,574	499,574	7/1/2011
Zoove, Corp.		104,936	104,936	7/1/2011
Subtotal:	17.3%	$30,432,195	$31,325,195

Technology Services
OpSource, Inc.		$1,935,343	$1,935,343	12/1/2011

SG Micro, Inc.		380,841	380,841	4/1/2011
Subtotal:	1.3%	$2,316,184	$2,316,184

Wireless
Cellfire, Inc.		$1,041,066	$1,041,066	4/1/2011
DeFi Mobile, Ltd.		337,344	337,344	*
Dilithium Networks, Inc.		1,530,907	1,530,907	6/1/2011
Emotive Communications, Inc.		143,630	393,630	*
Hands-On Mobile, Inc.		638,217	638,217	5/1/2010
July Systems, Inc.		523,480	523,480	*
Nextivity, Inc.		1,376,036	2,066,036	*
Ortiva Wireless, Inc.		1,018,036	1,018,036	5/1/2011
Quickoffice, Inc.		1,634,620	1,634,620	10/1/2012
SandLinks, Inc.		125,324	255,324	*
Send Me, Inc.		1,529,053	1,529,053	4/1/2012
Silent Communication, Ltd.		602,305	602,305	9/1/2012
SmartDrive Systems, Inc.		240,106	240,106	6/1/2010
Venturi Wireless, Inc.		892,694	892,694	1/1/2012
Vivotech, Inc.		1,985,226	1,985,226	8/1/2011
Subtotal:	7.7%	$13,618,044	$14,688,044

Total: (Cost $147,804,586)	80.8%	$141,980,642	$147,804,586

*As of December 31, 2009, loans with a cost basis and fair value of $11.3 million and $5.9 million, respectively, have been classified as nonaccrual. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies.  These loans are generally secured by assets of the borrowers.  As a result, the Fund is subject to general credit risk associated with such companies.  At June 30, 2010, the Fund had unexpired unfunded commitments to borrowers of $58.0 million.

Valuation Hierarchy

The Fund categorizes its fair value measurements according to a three-level hierarchy. The hierarchy prioritizes the inputs used by the Fund's valuation techniques. A level is assigned to each fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are defined as follows:

Level 1	Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date.

Level 2	Prices or valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

The Fund's cash equivalents were valued at the net asset value of the money market fund. As a result, these measurements are classified as Level 1. The Fund uses estimated exit values when determining the value of its investments.  Because these transactions are individually negotiated and unique, and there is no market in which these assets trade, the inputs for these assets, which are discussed in the Valuation Methods listed above, are classified as Level 3.

The following table presents the balances of assets as of June 30, 2010 and December 31, 2009 measured at fair value on a recurring basis:

As of June 30, 2010	Level 1	Level 3	Total
ASSETS:
Loans to borrowers	$—	$134,710,372	$134,710,372
Other investment	—	33,021	33,021
Cash equivalents	33,587,750	—	33,587,750
Total assets	$33,587,750	$134,743,393	$168,331,143

As of December 31, 2009	Level 1	Level 3	Total
ASSETS:
Loans to borrowers	$—	$141,980,642	$141,980,642
Other investment	—	33,247	33,247
Cash equivalents	33,064,846	—	33,064,846
Total assets	$33,064,846	$142,013,889	$175,078,735

The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Six Months Ended		For the Six Months Ended
	June 30, 2010		June 30, 2009
	Loans to borrowers	Other investment	Loans to borrowers	Other investment
Beginning balance	$141,980,642	$33,247	$170,594,873	$—
Acquisitions and originations	42,103,912	—	32,110,315	875,000
Additional investments		2,374
Principal reductions	(46,740,698)	(2,600)	(46,171,211)	(100,000)
Net change in unrealized loss from investments	(2,360,175)	—	(4,620,000)	(735,000)
Net realized loss from investments	(273,309)	—	(2,399,810)	—
Ending balance	$134,710,372	$33,021	$149,514,167	$40,000

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

5. CAPITAL STOCK

As of June 30, 2010 and December 31, 2009, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company is $270.0 million.  Total contributed capital to the Company through June 30, 2010 and December 31, 2009 was $202.5 million, of which $193.5 million was contributed to the Fund.

The chart below shows the distributions of the Fund for the six months ended June 30, 2010 and 2009.

	For the Six Months Ended	For the Six Months Ended
	June 30, 2010	June 30, 2009
Cash distributions	$10,100,000	$10,000,000
Distributions of equity securities	3,259,114	5,745,985

Total distributions to shareholder	$13,359,114	$15,745,985

Final classification of the distributions as either a return of capital or a distribution of income is an annual determination made at the end of each year dependent upon the Fund's current year and cumulative earnings and profits.

6. DEBT FACILITY

On February 20, 2009, the Fund entered into agreements with Union Bank, N.A. that established a secured revolving loan facility in an initial amount of up to $30,000,000.  The Fund has the option to request that lenders providing such facility increase the borrowing availability there under to no more than $230,000,000 in the aggregate, as commitments may be obtained, however, the lenders are under no obligation to do so.  Additional fees would be required to be paid in order to upsize the facility. Loans under the facility may be, at the option of the Fund, either Reference Rate loans or LIBOR loans. The interest rate on this facility is LIBOR plus 2.50 percent or Reference Rate plus 0.75 percent. The facility will terminate on February 18, 2011, but can be accelerated under an event of default such as failure by the Fund to make timely interest or principal payments.   The balance of the Fund's outstanding debt as of December 31. 2009 and June 30, 2010 is zero, respectively.

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

The facility contains various covenants including financial covenants related to: (i) Debt to Net Worth Ratio, (ii) Minimum Debt Service Coverage Ratio, (iii) Interest Coverage Ratio, (iv) Asset Coverage, (v) Asset Coverage Under Investment Company Act, (vi) Maximum Loan Loss Reserves, and (vii) Unfunded Commitment Ratio. There are also various restrictive covenants, including limitations on (i) the incurrence of liens, (ii) consolidations, mergers and asset sales, and (iii) capital expenditures. As of June 30, 2010, the Fund was in compliance with these covenants.

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

At the time the assets were contributed to SL LLC they were valued at $1,750,000 based on expectations of cash flows from the licensing arrangement.  The Fund took a realized loss on the loan in the amount of $1,558,298 at the time the transaction was consummated in 2009.  The realized loss is the difference between the Fund's portion of the value of the assets repossessed and the book value of $2,433,298.

SL LLC collected $200,000 and distributed $100,000 to the Fund.  The unaffiliated third party cancelled the licensing agreement during 2009. SL LLC continues to distribute proceeds from the sale of equipment as cash becomes available.

Because the collateral is highly customized and no current buyer or lessee has been identified, the Fund had taken a $735,000 fair market reduction in 2009, which represents the difference between the previously determined fair value, the collections to date, and the expected liquidation value of the assets should no buyer or lessee be found. The Fund's portion of the expected liquidation value of the asset as of June 30, 2010 is $33,021.

8.  FINANCIAL HIGHLIGHTS

Accounting principles generally accepted in the United States of America require disclosure of financial highlights of the Fund for the periods presented, the three and six months ended June 30, 2010 and 2009.  The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period.  The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund.  This required methodology differs from an internal rate of return.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Total return*	8.10%	2.04%	6.02%	0.91%

Per share amounts:
Net asset value, beginning of period	$1,718.00	$1,841.33	$1,757.62	$1,927.06
Net investment income	45.31	43.27	90.64	85.91
Net change in unrealized and realized loss from investments	(10.88)	(33.89)	(26.34)	(77.55)
Net increase in net assets from operations	34.43	9.38	64.30	8.36
Capital contributions	—	—	—	—
Return of capital to shareholder	(21.39)	(41.29)	(45.68)	(41.29)
Income distributions to shareholder	(42.71)	(31.46)	(87.91)	(116.17)

Net asset value, end of period	$1,688.33	$1,777.96	$1,688.33	$1,777.96

Net assets, end of period	$168,833,086	$177,796,124	$168,833,086	$177,796,124

Ratios to average net assets:

Expenses *	2.89%	2.94%	2.94%	3.15%
Net investment income *	10.61%	9.40%	10.52%	9.12%
* Annualized

9.  SUBSEQUENT EVENTS
Subsequent events have been reviewed through August 12, 2010. No additional disclosure is required.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information in this Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the securities laws.  These forward-looking statements reflect the current view of Venture Lending & Leasing V, Inc. (the “Fund”) with respect to future events and financial performance and are subject to a number of risks and uncertainties, many of which are beyond the Fund's control.  All statements, other than statements of historical facts included in this report, regarding the strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of the Fund are forward-looking statements.  When used in this report, the words “will”, “believe”, “anticipate”, “intend”, “estimate”, “expect”, “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.  All forward-looking statements speak only as of the date of this report.  The Fund does not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

General

The Fund is 100% owned by Venture Lending & Leasing V, LLC (the “Company”).  The Fund's shares of Common Stock, $.001 par value were sold to its shareholder under a stock purchase agreement.  The Fund has issued 100,000 of the Fund's 10,000,000 authorized shares.  The Fund's shareholder may make additional capital contributions to the Fund.

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

Overview

The Fund is a financial services company primarily providing financing and advisory services to a variety of carefully selected venture-backed companies primarily located throughout the United States with a focus on growth oriented companies.  The Fund's portfolio is expected to become well diversified and consists of companies in the communications, information services, media, and technology, including software and technology-enabled business services, bio-technology, and medical devices industry sectors, among others.  The Fund's capital is generally used by our portfolio companies to finance acquisitions of fixed assets and/or for working capital.  On February 21, 2007, the Fund completed its first closing of capital, made its first investments, and became a non-diversified, closed-end investment company that elected to be treated as a business development company under the Investment Company Act of 1940.  The Fund elected to be treated for federal income tax purposes as a regulated investment company under the Internal Revenue Code with the filing of its federal corporate income tax return for 2007.  Pursuant to this election, the Fund generally will not have to pay corporate-level taxes on any income it distributes to the stockholder as dividends, allowing the Fund's shareholder to substantially reduce or eliminate its corporate-level tax liability.

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

The portfolio investments of the Fund consist of debt financing to early and late stage venture capital backed technology companies.  The borrower's ability to repay its loans may be adversely impacted by a number of factors, and as a result, the loan may not fully be repaid.  Furthermore, the Fund's security interest in any collateral over the borrower's assets may be insufficient to make up any shortfall in payments.
Transactions with Venture Lending & Leasing VI, Inc. (“Fund VI”)

The Manager also serves as investment manager for Fund VI.  Initially the amount of each Investment has been allocated 50% to the Fund and 50% to Fund VI so long as the Fund has capital available to invest.  This percentage may be changed after the final close of capital at which time a determination of the percentage allocation will be made. After February 2011, the Fund no longer is permitted to enter into new commitments to borrowers; however, the Fund will be permitted to fund existing commitments.  While investing the Fund's capital in the same companies in which Fund VI is also investing could provide the Fund with greater diversification and access to larger transactions, it could also result in a slower pace of investment than would be the case if the Fund were investing in companies by itself.

Although the Fund and Fund VI intend to invest in the same companies in the manner described above, the Fund may, at any time, with the approval of its Board of Directors, (i) discontinue investing with Fund VI with respect to any or all future investments or (ii) choose to invest in different proportions with Fund VI than described above.  In addition, the Fund has no control over Fund VI, which is not required to invest with the Fund in any particular proportion or at all, and may choose to discontinue investing with the Fund or to invest in different proportions than described in the preceding paragraph.  In the event that Fund VI and the Fund invest other than in the pro rata manner described above (which can occur only with each Board of Directors approval), the Manager may have a conflict of interest in determining which of Fund VI and the Fund will invest in a particular company and, if both, in what proportions.

To the extent that clients, other than Fund VI, advised by the Manager (but in which the Manager has no proprietary interest) invest in opportunities available to the Fund, the Manager will allocate such opportunities among the Fund and such other clients in a manner deemed fair and equitable considering all of the circumstances in accordance with procedures approved by the Fund's Board of Directors (including a majority of the disinterested directors).

Critical Accounting Policies

We identified the most critical accounting principles upon which our financial statements depend and determined the critical accounting principles by considering accounting policies that involve the most complex or subjective decisions or assessments.  The two critical accounting policies relate to the valuation of loans and treatment of non-accrual loans.

Loans are held at estimated fair value as determined by Management, in accordance with the valuation methods described in the valuation of loans section of Note 2 of the Fund's Annual Report on Form 10-K for the year ended December 31, 2009 (Summary of Significant Accounting Policies).  Critical factors in determining the fair value of a loan include payment history, collateral position, financial strength of the borrower, prospects for the borrower's raising future equity rounds, likelihood of sale or acquisition of the borrower, and length of expected holding period of the loan, as well as an evaluation of the general interest rate environment.  The actual value of the loans may differ from Management's estimates which would affect net income as well as assets.

Results of Operations - For the three and six months ended June 30, 2010 and 2009

Total investment income for the three months ended June 30, 2010 and 2009 was $5.8 million and $5.7 million, respectively, which primarily consisted of interest on venture loans outstanding.  Total investment income for the six months ended June 30, 2010 and 2009 was $11.6 million and $11.6 million, respectively, which primarily consisted of interest on venture loans outstanding.  The increase was primarily due to the increase in interest rates, as average interest rates increased from 15.78% for the three months ended June 30, 2009 to 17.59% for the three months ended June 30, 2010; and 15.21% for the six months ended June 30, 2009 to 17.41% for the six months ended June 30, 2010. This was partially offset by the decrease in the average loan outstanding to $131.1 million for the three months ended June 30, 2010 from $143.8 million for the three months ended June 30, 2009; and to $133.2 million for the six months ended June 30, 2010 from $151.7 million for the six months ended June 30, 2009. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including volatility, early payoffs, and recovery of interest from non-performing assets.

Management fees for the three months ended June 30, 2010 and 2009 were $1.1 million and $1.1 million, respectively. Management fees for the six months ended June 30, 2010 and 2009 were $2.1 million and $2.6 million, respectively. Management fees are calculated as a percentage of assets, and because assets declined, management fees declined proportionally.

Total interest expense was less than $0.1 million and $0.1 million for the three months ended June 30, 2010 and 2009, respectively.  Total interest expense was $0.1 million and less than $0.1 million for the six months ended June 30, 2010 and 2009, respectively. In 2010, no debt was drawn and the interest expense is composed of fees associated with the facility.  Interest expense for 2009 was only for a partial period as the facility was not entered into until February 20, 2009.

Total banking and professional fees for the three months ended June 30, 2010 and 2009 were less than $0.1 million and $0.1 million, respectively. Total banking and professional fees for the six months ended June 30, 2010 and 2009 were $0.2 million and $0.3 million, respectively. The decline in the banking and professional fees was primarily due to the decrease in the legal fees.

Total other operating expenses for the three and six months ended June 30, 2010 and 2009 were less than $0.1 million, respectively.

Net investment income for the three months ended June 30, 2010 and 2009 was $4.5 million and $4.3 million, respectively. Net investment income for the six months ended June 30, 2010 and 2009 was $9.1 million and $8.6 million, respectively.

Total net realized loss from investments was $0.3 million and $2.2 million for the three months ended June 30, 2010 and 2009 respectively. Total net realized loss from investments was $0.3 million and $2.4 million for the six months ended June 30, 2010 and 2009, respectively.

Net change in unrealized loss from investments was $0.8 million and $1.2 million for the three months ended June 30, 2010 and 2009, respectively.  Net change in unrealized loss from investments activities was $2.4 million and $5.4 million for the six months ended June 30, 2010 and 2009, respectively.  The unrealized loss consists of fair market value adjustment taken against loans.

Net increase in net assets resulting from operations for the three months ended June 30, 2010 and 2009 was $3.4 million and $0.9 million, respectively.  On a per share basis, the net increase in net assets resulting from operations was $34.43 and $9.38 for the three months ended June 30, 2010 and 2009, respectively. Net increase in net assets resulting from operations for the six months ended June 30, 2010 and 2009 was $6.4 million and $0.8 million, respectively.  On a per share basis, the net increase in net assets resulting from operations was $64.31 and $8.36 for the six months ended June 30, 2010 and 2009, respectively.

Liquidity and Capital Resources - June 30, 2010 and December 31, 2009

Total capital contributed to the Fund was $193.5 million, prior to distribution of capital, as of June 30, 2010 and December 31, 2009.  Committed capital to the Company at June 30, 2010 and December 31, 2009 was $270.0 million, of which $202.5 million has been called.  The remaining $67.5 million in committed capital as of June 30, 2010 is due to expire in February 2012 as the five year anniversary will have passed, at which time no further capital can be called.

On February 20, 2009, the Fund entered into agreements with Union Bank, N.A. that established a secured revolving loan facility in an initial amount of up to $30,000,000.  The Fund has the option to request that lenders providing such facility increase the borrowing availability thereunder to no more than $230,000,000 in the aggregate, as commitments may be obtained, however, the lenders are under no obligation to do so.  Additional fees would be required to be paid in order to upsize the facility. Borrowings by the Fund will be collateralized by the personal property and other assets of the Fund.  Loans under the facility may be, at the option of the Fund, either Reference Rate loans or LIBOR loans.  The Fund will pay interest on its borrowings and will also pay a fee on the unused portion of the facility.  The facility will terminate on February 18, 2011, but can be accelerated under an event of default such as failure by the Fund to make timely interest or principal payments.  On September 11, 2009, the Fund fully paid its borrowing under the debt facility and does not have a balance as of June 30, 2010.

As of June 30, 2010 and December 31, 2009, 19.7% and 18.7%, respectively, of the Fund's assets consisted of cash and cash equivalents.  The Fund invested its assets in venture loans during the three and six months ended June 30, 2010 and 2009.  Amounts disbursed under the Fund's loan commitments totaled approximately $42.1 million during the six months ended June 30, 2010.  Net loan amounts outstanding after amortization and fair market adjustment decreased by approximately $7.3 million for the same period.  Unexpired, unfunded commitments totaled approximately $58.0 million as of June 30, 2010.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustment	Balance Outstanding – Fair Value	Unexpired Unfunded Commitments
June 30, 2010	$353.1 million	$218.4 million	$134.7 million	$58.0 million
December 31, 2009	$311.0 million	$169.0 million	$142.0 million	$62.4 million

Venture loans are privately negotiated transactions.  Investments in these assets are relatively illiquid.  It is the Fund's experience that not all unfunded commitments will be used by borrowers.

The Fund seeks to meet the requirements to qualify for the special pass-through status available to RICs under the Internal Revenue Code, and thus to be relieved of federal income tax on that part of its net investment income and realized capital gains that it distributes to its shareholder.  To qualify as a RIC, the Fund must distribute to its shareholder for each taxable year at least 90% of its investment company taxable income (consisting generally of net investment income and net short-term capital gain) (“Distribution Requirement”).  To the extent that the terms of the Fund's venture loans provide for the receipt by the Fund of additional interest at the end of the loan term or provide for the receipt by the Fund of a purchase price for the asset at the end of the loan term (“residual income”), the Fund would be required to accrue such residual income over the life of the loan, and to include such accrued income in its gross income for each taxable year even if it receives no portion of such residual income in that year.  Thus, in order to meet the Distribution Requirement and avoid payment of income taxes or an excise tax on undistributed income, the Fund may be required in a particular year to distribute as a dividend an amount in excess of the total amount of income it actually receives.  Those distributions will be made from the Fund's cash assets, from amounts received through amortization of loans or from borrowed funds.

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

Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net income by less than $0.1 million.  This translates to less than 1% of net income for the six months ended June 30, 2010.  Although Management believes that this measure is indicative of the Fund's sensitivity to interest rate changes, it makes estimates to adjust for potential changes in credit quality, size and composition of the balance sheet and other business developments that could affect net income.  Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

Item 1A. Risk Factors

See item 1A - 'Risk Factors' in the Fund's 2009 Annual Report on Form 10-K for a detailed description of the risks attendant to the Fund and its business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Prior to the Fund's commencement of operations on February 21, 2007, the Fund sold 100,000 shares to the Fund's sole shareholder, Venture Lending & Leasing V, LLC for $25,000 in September 2006.  No other shares of the Fund have been sold; however, the Fund received an additional $193.5 million of paid in capital during the period from February 21, 2007 through June 30, 2010 which is expected to be used to acquire venture loans and fund operations.

Item 3.  Defaults Upon Senior Securities

Not applicable

Item 4. Removed and Reserved

None

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit Number	Description
3(i)
Articles of Incorporation of the Fund as filed with the Maryland Secretary of State on August 21, 2006, incorporated by reference to the Fund's Form 10 filed with the Securities and Exchange Commission on October 10, 2006.

3(ii)	Amended and Restated Bylaws of the Fund, incorporated by reference to the Fund's Form 10-K filed with the Securities and Exchange Commission, March 25, 2010.
4.1
Form of Purchase Agreement between the Fund and the Company, incorporated by reference to the Fund's Registration Statement on Form 10 filed with the Securities and Exchange Commission on October 10, 2006.

31.1-32.2	Certifications pursuant to The Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

VENTURE LENDING & LEASING V, INC.
(Registrant)
Chairman and Chief Executive Officer
By:	/S/ Maurice C. Werdegar	By:	/S/ Martin D. Eng
Maurice C. Werdegar		Martin D. Eng
Chairman and Chief Executive Officer		Chief Financial Officer
Date:	August 12, 2010	Date:	August 12, 2010

EXHIBIT INDEX

Exhibit Number	Description
3(i)
Articles of Incorporation of the Fund as filed with the Maryland Secretary of State on August 21, 2006, incorporated by reference to the Fund's Form 10 filed with the Securities and Exchange Commission on October 10, 2006.

3(ii)	Amended and Restated Bylaws of the Fund, incorporated by reference to the Fund's Form 10-K filed with the Securities and Exchange Commission, March 25, 2010.
4.1
Form of Purchase Agreement between the Fund and the Company, incorporated by reference to the Fund's Registration Statement on Form 10 filed with the Securities and Exchange Commission on October 10, 2006.

31.1-32.2	Certifications pursuant to The Sarbanes-Oxley Act of 2002.

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d -15(f)) for the registrant and have:

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

c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the period covered by the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 12, 2010

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d -15(f)) for the registrant and have:

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

c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the period covered by the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 12, 2010

/S/ Maurice C. Werdegar
Maurice C. Werdegar
Chief Executive Officer

Exhibit 32.1
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing V, Inc. (the "Fund") on Form 10-Q for the period ending June 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Maurice C. Werdegar, Chief Executive Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Maurice C. Werdegar
Maurice C. Werdegar
Chief Executive Officer
August 12, 2010

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing V, Inc. (the "Fund") on Form 10-Q for the period ending June 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Martin D. Eng, Chief Financial Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Martin D. Eng
Martin D. Eng
Chief Financial Officer
August 12, 2010