Form 10-Q
period 2010-09-30
Venture Lending & Leasing V, Inc.
filed 2010-11-12
CIK 1376067

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [x]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 12, 2010
Common Stock, $.001 par value	100,000

VENTURE LENDING & LEASING V, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited) As of September 30, 2010 and December 31, 2009

Condensed Statements of Operations (Unaudited) For the three and nine months ended September 30, 2010 and 2009

Condensed Statements of Changes in Net Assets (Unaudited) For the three and nine months ended September 30, 2010 and 2009

Condensed Statements of Cash Flows (Unaudited) For the nine months ended September 30, 2010 and 2009

Notes to Condensed Financial Statements (Unaudited)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitatve and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Item 4T.	Controls and Procedures

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Removed and Reserved

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

VENTURE LENDING & LEASING V, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

	September 30, 2010	December 31, 2009
ASSETS
Loans, at estimated fair value (Cost of $143,998,868 and $147,804,586)	$135,019,983	$141,980,642
Cash and cash equivalents	29,307,138	33,064,846
Other investments (Cost of $1,018,021 and $768,247)	283,021	33,247
Other assets	2,080,057	2,201,051

Total assets	166,690,199	177,279,786

LIABILITIES
Accrued management fees	1,041,814	1,107,999
Accounts payable and other accrued liabilities	725,547	410,227

Total liabilities	1,767,361	1,518,226

NET ASSETS	$164,922,838	$175,761,560

Analysis of Net Assets:

Capital paid in on shares of capital stock	$193,525,000	$193,525,000
Return of capital distributions	(17,991,269)	(10,307,488)
Accumulated deficit	(10,610,893)	(7,455,952)
Net assets (equivalent to $1,649.23 and $1,757.62 per share based on 100,000 shares of capital stock outstanding - See Note 5)	$164,922,838	$175,761,560

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING V, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

INVESTMENT INCOME:
Interest on loans	$5,962,125	$5,781,224	$17,555,683	$17,324,879
Other interest and other income	154,565	83,686	156,615	95,360
Total investment income	6,116,690	5,864,910	17,712,298	17,420,239

EXPENSES:
Management fees	1,041,814	1,123,733	3,191,730	3,690,291
Interest expense	67,285	72,635	200,853	170,393
Banking and professional fees	78,474	70,419	274,765	321,279
Other operating expenses	25,409	44,841	77,118	94,190
Total expenses	1,212,982	1,311,628	3,744,466	4,276,153
Net investment income	4,903,708	4,553,282	13,967,832	13,144,086

Net realized loss from investments	(2,026,096)	(1,723,147)	(2,299,405)	(4,122,957)
Net change in unrealized gain (loss) from investments	(794,766)	1,382,542	(3,154,941)	(3,972,458)
Net realized and unrealized loss from investment activities	(2,820,862)	(340,605)	(5,454,346)	(8,095,415)

Net increase in net assets resulting from operations	$2,082,846	$4,212,677	$8,513,486	$5,048,671

Net increase in net assets resulting from operations per share	$20.83	$42.13	$85.13	$50.49
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING V, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Net increase in net assets resulting from operations:
Net investment income	$4,903,708	$4,553,282	$13,967,832	$13,144,086
Net realized loss from investments	(2,026,096)	(1,723,147)	(2,299,405)	(4,122,957)
Net change in unrealized gain (loss) from investments	(794,766)	1,382,542	(3,154,941)	(3,972,458)

Net increase in net assets resulting from operations	2,082,846	4,212,677	8,513,486	5,048,671

Distributions of income to shareholder	(2,877,612)	(2,830,135)	(11,668,427)	(14,447,492)
Return of capital to shareholder	(3,115,482)	(659,632)	(7,683,781)	(4,788,260)
Increase (decrease) in capital transactions	(5,993,094)	(3,489,767)	(19,352,208)	(19,235,752)
Total increase (decrease)	(3,910,248)	722,910	(10,838,722)	(14,187,081)

Net assets
Beginning of period	168,833,086	177,796,124	175,761,560	192,706,115

End of period	$164,922,838	$178,519,034	$164,922,838	$178,519,034

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING V, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2010	September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$8,513,486	$5,048,671
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net realized loss from investments	2,299,405	4,122,957
Net change in unrealized loss from investments	3,154,941	3,972,458
Net amortization of deferred costs related to borrowing facility	109,853	87,463
Net increase in other assets and other investments	(238,633)	(786,958)
Net increase (decrease) in accounts payable, other accrued liabilities, and accrued management fees	249,135	(902,088)
Origination of loans	(67,768,669)	(55,621,324)
Principal payments on loans	68,722,917	60,818,232
Acquisition of equity securities	(4,700,143)	(2,786,033)
Net cash provided by operating activities	10,342,292	13,953,378
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distribution to shareholder	(14,100,000)	(12,200,000)
Payment of bank facility fees and costs	—	(294,963)
Borrowings under debt facility	—	1,000,000
Repayment of debt facility	—	(1,000,000)
Net cash used in financing activities	(14,100,000)	(12,494,963)
Net increase (decrease) in cash and cash equivalents	(3,757,708)	1,458,415
CASH AND CASH EQUIVALENTS:
Beginning of period	33,064,846	21,972,037
End of period	$29,307,138	$23,430,452
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD FOR:
Interest	$91,000	$170,393
NON-CASH ACTIVITIES:
Receipt of equity securities as repayment of loan	$552,065	$4,249,719
Distributions of equity securities to shareholder	$5,252,208	$7,035,752

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING V, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION AND OPERATIONS OF THE FUND

Venture Lending & Leasing V, Inc. (the “Fund”), was incorporated in Maryland on August 21, 2006 as a nondiversified closed-end management investment company electing status as a business development company (“BDC”) under the Investment Company Act of 1940, as amended ("1940 Act") and is managed by Westech Investment Advisors, LLC, formerly known as Westech Investment Advisors, Inc. (“Manager” or “Management”).  One hundred percent of the stock of the Fund is held by Venture Lending & Leasing V, LLC (the “Company”).  Prior to commencing its operations on February 21, 2007, the Fund had no operations other than the sale to the Company of 100,000 shares of common stock, $0.001 par value for $25,000 in September 2006.  This issuance of stock was a requirement in order to apply for a finance lender's license from the California Commissioner of Corporations, which was obtained by the Fund on January 10, 2007.

In the Manager's opinion, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading.  The interim results for the three and nine months ended September 30, 2010 are not necessarily indicative of what the results would be for a full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Fund's Annual Report on Form 10-K for the year ended December 31, 2009.

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

Interest Income

Interest income on loans is recognized using the effective interest method including, amounts from the amortization of discounts attributable to equity securities received as part of the loan transaction.  Additionally, fees received as part of the transaction are added to the loan discount and amortized over the life of the loan.

Valuation Procedures

The Fund accounts for loans at fair value in accordance with the “Valuation Methods” below.  All valuations are determined under the direction of the Manager, in accordance with these Methods.

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

Valuation Methods

As of September 30, 2010 and December 31, 2009, the financial statements include nonmarketable investments ( $135,303,004 and $142,013,889 or approximately 81% and 80% of total assets, respectively) with fair values determined by the Manager in the absence of readily determinable market values.  Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

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

As of September 30, 2010 and December 31, 2009, loans with a cost basis of $17.0 million and $11.3 million and a fair value of $8.0 million and $5.9 million, respectively, have been classified as nonaccrual.

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

Deferred Bank Fees

Through September 30, 2010 the deferred bank fees and costs associated with the debt facility have been allocated over the estimated life of the facility, which was determined to be February 2011 (see Note 6).

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), Improving Disclosures about Fair Value Measurements, which, among other things, amends ASC 820 and requires additional disclosure related to recurring and nonrecurring fair value measurements with respect to transfers in and out of Levels 1 and 2 and requires entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis). It also clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements (which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years). The adoption of ASU 2010-06 did not have a material impact on the Fund's financial statements. Certain parts of the ASU 2010-06 are not yet effective. Management is currently evaluating the impact of the Level 3 disclosure requirements on the Fund's financial statement disclosures.

Tax Status

The Fund plans on qualifying as a Regulated Investment Company (“RIC”) and elected RIC treatment when it filed its tax return in 2007.  As long as the Fund qualifies as a RIC, it will not pay any federal or state corporate income tax on income that is distributed to its shareholder (pass-through status).  Should the Fund not qualify as a RIC or lose its qualification as a RIC, it could be taxed as an ordinary corporation on its taxable income for that year (even if that income is distributed to its shareholder), and all distributions out of its earnings and profits would be taxable to its shareholder as ordinary income.  As of September 30, 2010 the Fund had no uncertain tax positions.

The Fund's tax years open to examination by major jurisdictions are 2007 and forward.

3. SUMMARY OF INVESTMENTS

Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working capital up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment. As of September 30, 2010, the Fund's investments in loans are primarily to companies based within the United States and are diversified among borrowers in the industry segments shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below  (the sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).

The Fund defines fair value as the price that would be received to sell an asset or paid to settle a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale.

Loan balances are summarized by borrower.  Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded. Each loan drawn under a commitment has a different maturity date and amount.  For the three month period ended September 30, 2010 and 2009, the weighted-average interest rate on performing loans was 18.63% and 15.74%, respectively. For the nine month period ended September 30, 2010 and 2009, the weighted-average interest rate on performing loans was 17.76% and 15.34%, respectively. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including volatility, early payoffs, and recovery of interest from non-performing assets.

Loans as of September 30, 2010 are to non-affiliates and consist of the following:

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 9/30/2010	9/30/2010	Maturity Date
Biotechnology
Bioabsorbable Therapeutics, Inc.		$87,811	$912,811	*
IntegenX, Inc.		3,057,972	3,057,972	12/1/2012
Pathway Genomics Corporation		2,430,305	2,430,305	7/1/2013
Stem CentRx, LLC		449,641	449,641	10/1/2013
Subtotal:	3.7%	$6,025,729	$6,850,729

Carrier Networking
Opvista, Inc.		$1,682,838	$1,682,838	*
TimeData Corporation		198,434	198,434	3/1/2012
Wavebender, Inc.		46,911	91,911	*
Subtotal:	1.2%	$1,928,183	$1,973,183

Computers & Storage
D-Wave Systems, Inc.		$742,117	$742,117	12/1/2012
Nexenta Systems, Inc.		815,555	815,555	5/1/2013
Vidyo, Inc.		85,707	85,707	10/1/2010
Subtotal:	1.0%	$1,643,379	$1,643,379

Enterprise Networking
Envivio, Inc.		$309,914	$309,914	1/1/2011
Vyatta, Inc.		469,174	469,174	9/1/2012
Subtotal:	0.5%	$779,088	$779,088

Internet
Akademos, Inc.		$694,405	$694,405	4/1/2013
Blekko, Inc.		2,994,447	2,994,447	2/1/2013
BuzzLogic, Inc.		667,544	667,544	5/1/2013
Collarity, Inc.		—	669,821	*
Cuil, Inc.		290,281	2,860,281	*
Donnerwood Media, Inc.		238,073	238,073	5/1/2011
eduFire, Inc.		169,893	269,893	*
Fwix, Inc.		55,362	55,362	8/1/2013
Genius.com, Inc.		421,160	421,160	12/1/2012
iGroup Network, Inc.		168,282	224,282	*
Inigral, Inc.		48,969	48,969	8/1/2011
Insider Guides, Inc.		3,505,384	3,505,384	9/1/2013
Instructables, Inc.		242,051	242,051	7/1/2012
Involver, Inc.		1,133,916	1,133,916	6/1/2013
Loomia, Inc.		137,681	277,681	*

MGEL, Inc.		422,690	422,690	1/1/2013
MMJK, Inc.		1,352,658	1,352,658	12/1/2012
PeerPong, Inc.		466,931	466,931	6/1/2013
PerformLine, Inc.		157,325	157,325	4/1/2012
Philotic, Inc.		278,976	278,976	8/1/2013
Plastic Jungle, Inc.		1,371,910	1,371,910	11/1/2012
Quantcast Corp.		2,935,599	2,935,599	9/1/2013
Rocket Fuel, Inc.		922,636	922,636	3/1/2013
Semantic Sugar, Inc.		206,198	206,198	7/1/2012
Sittercity, Inc.		894,546	894,546	1/1/2013
SugarSync, Inc.		143,998	143,998	5/1/2011
ThisNext, Inc.		234,099	234,099	1/1/2012
Topsy Labs, Inc.		2,212,347	2,212,347	4/1/2013
UStream.TV, Inc.		1,113,149	1,113,149	5/1/2012
Worktopia, Inc.		388,257	388,257	12/1/2011
Youku.com, Inc.		3,781,748	3,781,748	7/1/2013
Subtotal:	16.8%	$27,650,515	$31,186,336

Medical Devices
AirXpanders, Inc.		$332,737	$332,737	9/1/2011
Biomerix Corp.		477,559	477,559	12/1/2011
Cellscape Corp.		283,880	283,880	12/1/2012
ConforMIS, Inc.		5,634,677	5,634,677	6/1/2012
CV Ingenuity Corp.		165,715	165,715	8/1/2012
CyberHeart, Inc.		549,830	729,830	*
Evera Medical, Inc.		—	567,215	*
iBalance Medical, Inc.		182,324	282,324	*
Intellidx, Inc.		204,145	904,145	*
Kona Medical, Inc.		176,628	176,628	4/1/2013
Oculus Innovative Sciences, Inc.		1,794,848	1,794,848	6/1/2013
PEAK Surgical, Inc.		4,171,338	4,171,338	7/1/2013
PinPointe U.S.A., Inc.		891,939	891,939	7/1/2012
Softscope Medical Technologies, Inc.		145,740	145,740	*
Spinal Kinetics, Inc.		1,129,803	1,129,803	7/1/2013
Suneva Medical, Inc.		2,263,960	2,263,960	6/1/2013
Varix Medical Corp.		135,141	180,141	*
Subtotal:	11.2%	$18,540,264	$20,132,479

Other Technology
Astro Gaming, Inc.		$1,141,391	$1,141,391	2/1/2013
Coulomb Technologies, Inc.		533,916	533,916	6/1/2013
Daylight Solutions, Inc.		1,757,118	1,757,118	8/1/2013
EcoSMART Technologies, Inc.		1,567,249	1,567,249	10/1/2012
EoPlex Technologies, Inc.		374,321	374,321	9/1/2013
Integrity Block, Inc.		72,913	92,913	*
Oryxe Energy International, Inc.		330,677	460,677	*
Sezmi Corp.		686,302	686,302	2/1/2012

Soliant Energy, Inc.		475,114	475,114	7/1/2012
Streamlite, Inc.		5,073,358	5,073,358	4/1/2013
Sub-One Technology, Inc.		298,621	298,621	12/1/2011
Svaya Nanotechnologies, Inc.		116,476	116,476	7/1/2013
WeatherBill, Inc.		3,767,136	3,767,136	4/1/2013
ZeaChem, Inc.		4,616,762	4,616,762	7/1/2013
Subtotal:	12.6%	$20,811,354	$20,961,354

Security
Dragnet Solutions, Inc.		$295,530	$295,530	6/1/2011
Guardian Analytics, Inc.		449,192	449,192	12/1/2011
Nevis Networks, Inc.		3,762	263,762	*
TrustedID, Inc.		415,458	415,458	6/1/2012
Subtotal:	0.7%	$1,163,942	$1,423,942

Semiconductors & Equipment
Alereon, Inc.		$1,137	$76,137	*
Azuro, Inc.		853,183	853,183	9/1/2011
Discera, Inc.		36,097	36,097	1/1/2011
Intelleflex Corp.		326,318	326,318	4/1/2011
Newport Media, Inc.		3,262,518	3,262,518	1/1/2013
SiPort, Inc.		1,831,087	1,831,087	9/1/2013
Tela Innovations, Inc.		182,654	182,654	7/1/2011
Zenverge, Inc.		313,791	313,791	7/1/2011
Subtotal:	4.1%	$6,806,785	$6,881,785

Software
Anchor Intelligence, Inc.		$512,363	$512,363	12/1/2011
Athena Design Systems, Inc.		—	53,849	*
Atlantis Computing, Inc.		179,617	179,617	9/1/2012
BlueRoads Corporation		101,989	811,989	*
Cloudmark, Inc.		5,698,004	5,698,004	2/1/2013
Cloudshare, Inc.		1,509,525	1,509,525	2/1/2012
D Software Inc.		89,941	89,941	1/1/2013
Demandbase, Inc.		746,277	746,277	10/1/2012
Emergent Game Technologies, Inc.		2,401,222	2,401,222	12/1/2012
Future Point Systems, Inc.		152,656	152,656	5/1/2012
Gazillion, Inc.		552,599	552,599	3/1/2011
Global Analytics, Inc.		3,687,570	3,687,570	9/1/2013
Intalio, Inc.		783,533	783,533	9/1/2013
JasperSoft, Inc.		433,533	433,533	5/1/2011
Kareo, Inc.		65,180	65,180	12/1/2010
KIT Digital, Inc.		5,681,651	5,681,651	9/1/2013
Knowledge Adventure, Inc.		1,734,421	1,734,421	5/1/2012
MarketFish, Inc.		193,205	193,205	9/1/2012
Medsphere Systems Corp.		2,530,990	2,530,990	10/1/2012
Mr. Number, Inc.		290,341	290,341	11/1/2012

Palantir Technologies, Inc.		8,859,398	8,859,398	6/1/2013
Queplix Corp.		232,441	232,441	7/1/2013
RingCube Technologies, Inc.		582,564	582,564	10/1/2011
RivalWatch, Inc.		421,986	421,986	2/1/2013
SOA Software, Inc.		950,630	950,630	4/1/2011
SoundHound, Inc.		455,637	455,637	9/1/2013
Universal Ad, Inc.		167,834	317,834	*
Verix, Inc.		825,128	1,105,128	*
Viewdle, Inc.		255,277	255,277	12/1/2011
Widevine Technologies, Inc.		1,282,812	1,282,812	4/1/2012
Xtime, Inc.		435,055	435,055	6/1/2013
Yap Inc.		326,180	326,180	6/1/2013
Subtotal:	25.6%	$42,139,559	$43,333,408

Technology Services
SG Micro, Inc.		$149,422	$149,422	4/1/2011
Subtotal:	0.1%	$149,422	$149,422

Wireless
Cellfire, Inc.		$395,937	$395,937	1/1/2012
DeFi Mobile, Ltd.		200,344	337,344	*
Dilithium Networks, Inc.		980,810	980,810	*
Emotive Communications, Inc.		109,696	384,696	*
July Systems, Inc.		358,776	358,776	2/1/2012
Mobclix, Inc.		519,620	519,620	9/1/2012
Nextivity, Inc.		1,376,036	2,066,036	*
Quickoffice, Inc.		1,091,771	1,091,771	10/1/2012
SandLinks, Inc.		68,984	268,984	*
Send Me, Inc.		868,445	868,445	4/1/2012
Silent Communication Ltd.		844,285	844,285	5/1/2013
Venturi Wireless, Inc.		567,059	567,059	1/1/2012
Subtotal:	4.5%	$7,381,763	$8,683,763

Total: (Cost of $143,998,868)	81.9%	135,019,983	143,998,868

* As of September 30, 2010, loans with a cost basis and fair value of $17.0 million and $8.0 million, respectively, have been classified as nonaccrual. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

Loans as of December 31, 2009 are to non-affiliates and consist of the following:

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 12/31/2009	12/31/2009	Maturity Date

Biotechnology
Bioabsorbable Therapeutics, Inc.		$172,963	$912,963	*
Microchip Biotechnologies, Inc.		3,749,728	3,749,728	11/1/2012
Pathway Genomics, Corp.		2,681,835	2,681,835	12/1/2012
SanBio, Inc.		470,563	470,563	6/1/2010
Trellis Bioscience, Inc.		173,790	173,790	12/1/2010
Subtotal:	4.1%	$7,248,879	$7,988,879

Carrier Networking
Kodiak Networks, Inc.		$196,266	$196,266	4/1/2010
Opvista, Inc.		842,838	1,682,838	*
TimeData, Corp.		211,465	211,465	3/1/2012
Wavebender, Inc.		103,372	103,372	1/1/2011
Subtotal:	0.8%	$1,353,941	$2,193,941

Computers & Storage
Cloudshield, Inc.		$1,343,874	$1,343,874	4/1/2011
D-Wave Systems, Inc.		940,132	940,132	12/1/2012
Gear Six, Inc.		291,222	291,222	12/1/2010
NComputing, Inc.		445,277	445,277	9/1/2010
Vidyo, Inc.		809,898	809,898	10/1/2010
Subtotal:	2.2%	$3,830,403	$3,830,403

Enterprise Networking
Envivio, Inc.		$1,451,594	$1,451,594	1/1/2011
PacketMotion, Inc.		798,291	798,291	3/1/2011
Vyatta, Inc.		999,379	999,379	2/1/2011
Subtotal:	1.8%	$3,249,264	$3,249,264

Internet
Aggregate Knowledge, Inc.		$529,127	$529,127	12/1/2011
Arcadia Entertainment, Inc.		79,505	229,505	*
Blekko, Inc.		307,107	307,107	12/1/2011
BuzzLogic, Inc.		486,303	486,303	8/1/2011
cc:Betty, Inc.		301,733	301,733	8/1/2012
Collarity, Inc.		535,618	715,618	*
Cuil, Inc.		3,563,005	3,563,005	12/1/2012
Delve Networks, Inc.		320,605	320,605	7/1/2011

Donnerwood Media, Inc.		483,185	483,185	5/1/2011
eduFire, Inc.		192,863	292,863	2/1/2012
EForce Media, Inc.		762,432	1,512,432	*
Fwix, Inc.		22,181	22,181	1/1/2013
Genius.com , Inc.		673,332	673,332	12/1/2012
iGroup Network, Inc.		372,082	372,082	4/1/2012
Inigral, Inc.		92,883	92,883	8/1/2011
Insider Guides, Inc.		2,698,751	2,698,751	4/1/2012
Instructables, Inc.		170,623	170,623	4/1/2012
Loomia, Inc.		351,522	351,522	12/1/2011
MMJK, Inc.		1,431,315	1,431,315	12/1/2012
Multiply, Inc.		570,185	570,185	9/1/2011
PerformLine, Inc.		237,945	237,945	12/1/2011
Philotic, Inc.		204,635	204,635	11/1/2012
Plastic Jungle, Inc.		1,289,857	1,289,857	9/1/2012
Quantcast, Corp.		4,169,098	4,169,098	1/1/2013
Radar Networks, Inc.		297,134	297,134	10/1/2010
RPM Communications, Inc.		62,632	222,632	*
Semantic Sugar, Inc.		270,261	270,261	7/1/2012
SugarSync, Inc.		288,289	288,289	5/1/2011
TheFind, Inc.		760,747	760,747	12/1/2011
ThisNext, Inc.		375,549	375,549	5/1/2011
Topsy Labs, Inc.		1,490,019	1,490,019	1/1/2013
UStream.TV, Inc.		1,604,259	1,604,259	5/1/2012
Videojax, Inc.		51,331	311,331	*
Worktopia, Inc.		573,291	573,291	11/1/2011
Youku.com, Inc.		2,795,891	2,795,891	1/1/2012
Subtotal:	16.2%	$28,415,295	$30,015,295

Medical Devices
Accuri Cytometers, Inc.		$328,882	$328,882	9/1/2010
AirXpanders, Inc.		493,179	493,179	9/1/2011
Ample Medical, Inc.		18,734	32,734	*
Biomerix, Corp.		924,209	924,209	12/1/2011
Cellscape, Corp.		183,091	183,091	8/1/2012
ConforMIS, Inc.		7,575,646	7,575,646	6/1/2012
CV Ingenuity, Corp.		202,669	202,669	8/1/2012
CyberHeart, Inc.		975,031	975,031	8/1/2011
Evera Medical, Inc.		364,779	564,779	9/1/2011
iBalance Medical, Inc.		793,637	793,637	9/1/2010
Intellidx, Inc.		1,063,114	1,163,114	4/1/2011
Nellix, Inc.		4,069,940	4,069,940	12/1/2011
PEAK Surgical, Inc.		2,206,100	2,206,100	7/1/2012
PinPointe U.S.A., Inc.		1,167,049	1,167,049	7/1/2012
Softscope Medical Technologies, Inc.		262,893	262,893	6/1/2011

Suneva Medical, Inc.		878,666	878,666	11/1/2012
Varix Medical, Inc.		192,363	192,363	9/1/2011
Subtotal:	12.3%	$21,699,982	$22,013,982

Other Healthcare
Advanced ICU Care, Inc.		$109,827	$109,827	10/1/2010
NanoSphere, Inc.		1,890,288	1,890,288	8/1/2010
Skylight Healthcare Systems, Inc.		2,415,766	2,415,766	10/1/2011
Subtotal:	2.5%	$4,415,881	$4,415,881

Other Technology
Astro Gaming, Inc.		$897,216	$897,216	7/1/2012
Daylight Solutions, Inc.		1,353,208	1,353,208	12/1/2012
EcoSMART Technologies, Inc.		1,731,687	1,731,687	10/1/2012
EoPlex Tehcnologies, Inc.		527,634	527,634	6/1/2011
Integrity Block, Inc.		72,913	92,913	*
Global MailExpress, Inc.		1,254,624	1,254,624	4/1/2013
Oryxe Energy International, Inc.		391,642	521,642	*
Sezmi, Corp.		1,793,646	1,793,646	2/1/2012
Solaria, Corp.		2,463,265	2,463,265	3/1/2011
Soliant Energy, Inc.		610,442	610,442	7/1/2012
Sub-One Technology, Inc.		424,104	424,104	12/1/2011
Subtotal:	6.6%	$11,520,381	$11,670,381

Security
Dragnet Solutions, Inc.		$574,091	$574,091	6/1/2011
Guardian Analytics, Inc.		619,189	619,189	8/1/2011
Nevis Networks, Inc.		123,762	303,762	*
TrustedID, Inc.		645,609	645,609	6/1/2011
Subtotal:	1.1%	$1,962,651	$2,142,651

Semiconductors & Equipment
Alereon, Inc.		$528,072	$528,072	7/1/2010
Azuro, Inc.		1,418,087	1,418,087	9/1/2011
Cswitch		—	36,944	*
Discera, Inc.		198,132	198,132	1/1/2011
Insilica, Inc.		502,965	502,965	11/1/2010
Integrated Materials, Inc.		117,533	117,533	3/1/2010
Intelleflex, Corp.		811,691	811,691	4/1/2011
InvenSense, Inc.		282,415	282,415	1/1/2011
Newport Media, Inc.		3,186,448	3,186,448	5/1/2012
Revera, Inc.		486,037	486,037	2/1/2011
SiPort, Inc.		1,889,710	1,889,710	7/1/2012
Teknovus, Inc.		1,448,894	1,448,894	9/1/2011
Tela Innovations, Inc.		459,437	459,437	7/1/2011
Zenverge, Inc.		588,121	588,121	7/1/2011
Subtotal:	6.8%	$11,917,542	$11,954,486

Software
Anchor Intelligence, Inc.		$648,108	$648,108	12/1/2011
Athena Design Systems, Inc.		20,849	53,849	*
Atlantis Computing, Inc.		191,426	191,426	9/1/2012
Berkeley Design Automation, Inc.		421,775	421,775	4/1/2011
BlueRoads, Corp.		101,989	811,989	*
Cloudmark, Inc.		2,581,960	2,581,960	12/1/2011
Cloudshare, Inc.		2,210,122	2,210,122	2/1/2012
Demandbase, Inc.		293,081	293,081	11/1/2010
Emergent Game Technologies, Inc.		2,515,770	2,515,770	12/1/2012
Future Point Systems, Inc.		181,817	181,817	4/1/2012
Gazillion, Inc.		1,312,700	1,312,700	3/1/2011
Integrien, Corp.		394,734	394,734	7/1/2010
JasperSoft, Inc.		862,849	862,849	5/1/2011
Kabira Technologies, Inc.		1,069,892	1,069,892	12/1/2010
Kareo, Inc.		101,619	101,619	12/1/2010
Knowledge Adventure, Inc.		2,462,690	2,462,690	5/1/2012
Market6, Inc.		301,142	301,142	7/1/2010
MarketFish, Inc.		225,979	225,979	9/1/2012
Medsphere Systems, Corp.		1,490,789	1,490,789	5/1/2012
Orb Networks, Inc.		158,962	158,962	8/1/2010
Palantir Technologies, Inc.		5,509,085	5,509,085	11/1/2012
RingCube Technologies, Inc.		765,749	765,749	10/1/2011
RivalWatch, Inc.		205,850	205,850	9/1/2012
Skydeck, Inc.		401,579	401,579	2/1/2012
SOA Software, Inc.		1,863,653	1,863,653	4/1/2011
Universal Ad, Inc.		154,304	304,304	*
Verix, Inc.		1,221,314	1,221,314	8/1/2011
Viewdle, Inc.		380,423	380,423	12/1/2011
Widevine Technologies, Inc.		1,777,475	1,777,475	4/1/2012
Xtime, Inc.		499,574	499,574	7/1/2011
Zoove, Corp.		104,936	104,936	7/1/2011
Subtotal:	17.3%	$30,432,195	$31,325,195

Technology Services
OpSource, Inc.		$1,935,343	$1,935,343	12/1/2011
SG Micro, Inc.		380,841	380,841	4/1/2011
Subtotal:	1.3%	$2,316,184	$2,316,184

Wireless
Cellfire, Inc.		$1,041,066	$1,041,066	4/1/2011
DeFi Mobile, Ltd.		337,344	337,344	*
Dilithium Networks, Inc.		1,530,907	1,530,907	6/1/2011
Emotive Communications, Inc.		143,630	393,630	*
Hands-On Mobile, Inc.		638,217	638,217	5/1/2010

July Systems, Inc.		523,480	523,480	*
Nextivity, Inc.		1,376,036	2,066,036	*
Ortiva Wireless, Inc.		1,018,036	1,018,036	5/1/2011
Quickoffice, Inc.		1,634,620	1,634,620	10/1/2012
SandLinks, Inc.		125,324	255,324	*
Send Me, Inc.		1,529,053	1,529,053	4/1/2012
Silent Communication, Ltd.		602,305	602,305	9/1/2012
SmartDrive Systems, Inc.		240,106	240,106	6/1/2010
Venturi Wireless, Inc.		892,694	892,694	1/1/2012
Vivotech, Inc.		1,985,226	1,985,226	8/1/2011
Subtotal:	7.7%	$13,618,044	$14,688,044

Total: (Cost $147,804,586)	80.8%	$141,980,642	$147,804,586

*As of December 31, 2009, loans with a cost basis and fair value of $11.3 million and $5.9 million, respectively, have been classified as nonaccrual. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies.  These loans are generally secured by assets of the borrowers.  As a result, the Fund is subject to general credit risk associated with such companies.  At September 30, 2010, the Fund had unexpired unfunded commitments to borrowers of $45.4 million.

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

The following table presents the balances of assets as of September 30, 2010 and December 31, 2009 measured at fair value on a recurring basis:

As of September 30, 2010	Level 1	Level 3	Total
ASSETS:
Loans to borrowers	$—	$135,019,983	$135,019,983
Other investments	—	283,021	283,021
Cash equivalents	29,307,138	—	29,307,138
Total assets	$29,307,138	$135,303,004	$164,610,142

As of December 31, 2009	Level 1	Level 3	Total
ASSETS:
Loans to borrowers	$—	$141,980,642	$141,980,642
Other investment	—	33,247	33,247
Cash equivalents	33,064,846	—	33,064,846
Total assets	$33,064,846	$142,013,889	$175,078,735

The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Nine Months Ended		For the Nine Months Ended
	September 30, 2010		September 30, 2009
	Loans to borrowers	Other investments	Loans to borrowers	Other investment
Beginning balance	$141,980,642	$33,247	$170,594,873	$—
Acquisitions and originations	67,768,669	—	55,621,324	875,000
Additional investments	—	252,374	—	—
Principal reductions	(69,274,982)	(2,600)	(65,067,951)	(103,390)
Net change in unrealized loss from investments	(3,154,941)	—	(3,237,458)	(735,000)
Net realized loss from investments	(2,299,405)	—	(4,122,957)	—
Ending balance	$135,019,983	$283,021	$153,787,831	$36,610

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

5. CAPITAL STOCK

As of September 30, 2010 and December 31, 2009, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company is $270.0 million.  Total contributed capital to the Company through September 30, 2010 and December 31, 2009 was $202.5 million, of which $193.5 million was contributed to the Fund.

The chart below shows the distributions of the Fund for the nine months ended September 30, 2010 and 2009.

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2010	September 30, 2009
Cash distributions	$14,100,000	$12,200,000
Distributions of equity securities	5,252,208	7,035,752

Total distributions to shareholder	$19,352,208	$19,235,752

Final classification of the distributions as either a return of capital or a distribution of income is an annual determination made at the end of each year dependent upon the Fund's current year and cumulative earnings and profits.

6. DEBT FACILITY

On February 20, 2009, the Fund entered into agreements with Union Bank, N.A. that established a secured revolving loan facility in an initial amount of up to $30,000,000.  The Fund has the option to request that lenders providing such facility increase the borrowing availability there under to no more than $230,000,000 in the aggregate, as commitments may be obtained, however, the lenders are under no obligation to do so.  Additional fees would be required to be paid in order to upsize the facility. Loans under the facility may be, at the option of the Fund, either Reference Rate loans or LIBOR loans. The interest rate on this facility is LIBOR plus 2.50 percent or Reference Rate plus 0.75 percent. The facility will terminate on February 18, 2011, but can be accelerated upon an event of default such as failure by the Fund to make timely interest or principal payments.   The balance of the Fund's outstanding debt as of December 31, 2009 and September 30, 2010 is zero, respectively.

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

The facility contains various covenants including financial covenants related to: (i) Debt to Net Worth Ratio, (ii) Minimum Debt Service Coverage Ratio, (iii) Interest Coverage Ratio, (iv) Asset Coverage, (v) Asset Coverage Under Investment Company Act, (vi) Maximum Loan Loss Reserves, and (vii) Unfunded Commitment Ratio. There are also various restrictive covenants, including limitations on (i) the incurrence of liens, (ii) consolidations, mergers and asset sales, and (iii) capital expenditures. As of September 30, 2010, the Fund was in compliance with these covenants.

7.  OTHER INVESTMENTS

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

The Fund took a realized loss on the loan in the amount of $1,558,298 at the time the transaction was consummated in 2009.  The realized loss is the difference between the Fund's portion of the value of the assets repossessed and the book value of $2,433,298. SL LLC collected $200,000 and distributed $100,000 to the Fund.  The unaffiliated third party cancelled the licensing agreement during 2009. SL LLC continues to distribute proceeds from the sale of equipment as cash becomes available. Because the collateral is highly customized and no current buyer or lessee has been identified, the Fund had taken a $735,000 fair market reduction in 2009, which represents the difference between the previously determined fair value, the collections to date, and the expected liquidation value of the assets should no buyer or lessee be found. The Fund's portion of the expected liquidation value of the asset as of September 30, 2010 is $33,021.

On September 30, 2010, the Fund acquired a convertible note in StemCentrx, LLC for $250,000 . As of September 30, 2010, the fair value of the convertible note was determined to be $250,000.

Borrower	Par Value 9/30/2010	Estimated Fair Value 9/30/2010
SL, LLC	$768,021	$33,021
StemCentrx	250,000	250,000
TOTAL	$1,018,021	$283,021

9.  FINANCIAL HIGHLIGHTS

Accounting principles generally accepted in the United States of America require disclosure of financial highlights of the Fund for the periods presented, the three and nine months ended September 30, 2010 and 2009.  The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period.  The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund.  This required methodology differs from an internal rate of return.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Total return*	5.00%	9.48%	5.73%	3.78%

Per share amounts:
Net asset value, beginning of period	$1,688.33	$1,777.96	$1,757.62	$1,927.06
Net investment income	49.04	45.53	139.68	131.44
Net change in unrealized and realized loss from investments	(28.21)	(3.40)	(54.55)	(80.96)
Net increase in net assets from operations	20.83	42.13	85.13	50.48
Capital contributions	—	—	—	—
Return of capital to shareholder	(31.15)	(6.60)	(76.84)	(47.88)
Income distributions to shareholder	(28.78)	(28.30)	(116.68)	(144.47)

Net asset value, end of period	$1,649.23	$1,785.19	$1,649.23	$1,785.19

Net assets, end of period	$164,922,838	$178,519,034	$164,922,838	$178,519,034

Ratios to average net assets:

Expenses *	2.90%	2.95%	2.93%	3.09%
Net investment income *	11.73%	10.24%	10.91%	9.48%
* Annualized

9.  SUBSEQUENT EVENTS

Subsequent events have been reviewed through November 12, 2010. No additional disclosure is required.

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

Overview

The Fund is a financial services company primarily providing financing and advisory services to a variety of carefully selected venture-backed companies primarily located throughout the United States with a focus on growth oriented companies.  The Fund's portfolio is expected to become well diversified and consists of companies in the communications, information services, media, and technology, including software and technology-enabled business services, bio-technology, and medical devices industry sectors, among others.  The Fund's capital is generally used by our portfolio companies to finance acquisitions of fixed assets and/or for working capital.  On February 21, 2007, the Fund completed its first closing of capital contributions, made its first investments, and became a non-diversified, closed-end investment company that elected to be treated as a business development company under the Investment Company Act of 1940.  The Fund elected to be treated for federal income tax purposes as a regulated investment company under the Internal Revenue Code with the filing of its federal corporate income tax return for 2007.  Pursuant to this election, the Fund generally will not have to pay corporate-level taxes on any income it distributes to the stockholder as dividends, allowing the Fund's shareholder to substantially reduce or eliminate its corporate-level tax liability.

The Fund will seek to meet the ongoing requirements, including the diversification requirements, to qualify as a Regulated Investment Company (“RIC”) under the Internal Revenue Code.  If the Fund fails to meet these requirements, it would be taxed as an ordinary corporation on its taxable income for that year (even if that income were distributed to the Company) and all distributions out of its earnings and profits would be taxable to the Members of the Company as ordinary income; thus, such income would be subject to a double layer of tax.  There is no assurance that the Fund will meet the ongoing requirements to qualify as a RIC for tax purposes.

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

The portfolio investments of the Fund consist of debt financing to early and late stage venture capital backed technology companies.  The borrowers' ability to repay their loans may be adversely impacted by a number of factors, and as a result, loans may not fully be repaid.  Furthermore, the Fund's security interest in any collateral over the borrower's assets may be insufficient to make up any shortfall in payments.
Transactions with Venture Lending & Leasing VI, Inc. (“Fund VI”)

The Manager also serves as investment manager for Fund VI.  Initially the amount of each Investment has been allocated 50% to the Fund and 50% to Fund VI so long as the Fund has capital available to invest.  This percentage may be changed after the final close of capital at which time a determination of the percentage allocation will be made. After February 2011, the Fund no longer is permitted to enter into new commitments to borrowers; however, the Fund will be permitted to fund existing commitments.  While investing the Fund's capital in the same companies in which Fund VI is also investing should provide the Fund with greater diversification and access to larger transactions, it can also result in a slower pace of investment than would be the case if the Fund were investing in companies by itself.

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

Results of Operations - For the three and nine months ended September 30, 2010 and 2009

Total investment income for the three months ended September 30, 2010 and 2009 was $6.1 million and $5.9 million, respectively, which primarily consisted of interest on venture loans outstanding.  Total investment income for the nine months ended September 30, 2010 and 2009 was $17.7 million and $17.4 million, respectively, which primarily consisted of interest on venture loans outstanding.  The increase was primarily due to the increase in interest rates, as average interest rates increased from 15.74% for the three months ended September 30, 2009 to 18.63% for the three months ended September 30, 2010; and 15.34% for the nine months ended September 30, 2009 to 17.76% for the nine months ended September 30, 2010. This was partially offset by the decrease in the average loan outstanding to $128.0 million for the three months ended September 30, 2010 from $146.9 million for the three months ended September 30, 2009; and to $131.8 million for the nine months ended September 30, 2010 from $150.6 million for the nine months ended September 30, 2009. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including volatility, early payoffs, and recovery of interest from non-performing assets.

Management fees for the three months ended September 30, 2010 and 2009 were $1.0 million and $1.1 million, respectively. Management fees for the nine months ended September 30, 2010 and 2009 were $3.2 million and $3.7 million, respectively. Management fees are calculated as a percentage of assets, and because assets declined, management fees declined proportionally.

Total interest expense were less than $0.1 million for the three months ended September 30, 2010 and 2009, respectively.  Total interest expense were $0.2 million for the nine months ended September 30, 2010 and 2009, respectively. In 2010, no debt was drawn and the interest expense is composed of fees associated with the facility. Interest expense for 2009 was only for a partial period as the facility was not entered into until February 20, 2009.

Total banking and professional fees for the three months ended September 30, 2010 and 2009 were less than $0.1 million, respectively. Total banking and professional fees for the nine months ended September 30, 2010 and 2009 were $0.3 million, respectively.

Total other operating expenses for the three and nine months ended September 30, 2010 and 2009 were less than $0.1 million, respectively.

Net investment income for the three months ended September 30, 2010 and 2009 was $4.9 million and $4.6 million, respectively. Net investment income for the nine months ended September 30, 2010 and 2009 was $14.0 million and $13.1 million, respectively.

Total net realized loss from investments was $2.0 million and $1.7 million for the three months ended September 30, 2010 and 2009 respectively. Total net realized loss from investments was $2.3 million and $4.1 million for the nine months ended September 30, 2010 and 2009, respectively.

Net change in unrealized gain(loss) from investments was $(0.8) million and $1.4 million for the three months ended September 30, 2010 and 2009, respectively.  Net change in unrealized loss from investments activities was $3.2 million and $4.0 million for the nine months ended September 30, 2010 and 2009, respectively.  The unrealized loss consists of fair market value adjustment taken against loans.

Net increase in net assets resulting from operations for the three months ended September 30, 2010 and 2009 was $2.1 million and $4.2 million, respectively.  On a per share basis, the net increase in net assets resulting from operations was $20.83 and $42.13 for the three months ended September 30, 2010 and 2009, respectively. Net increase in net assets resulting from operations for the nine months ended September 30, 2010 and 2009 was $8.5 million and $5.0 million, respectively.  On a per share basis, the net increase in net assets resulting from operations was $85.13 and $50.49 for the nine months ended September 30, 2010 and 2009, respectively.

Liquidity and Capital Resources - September 30, 2010 and December 31, 2009

Total capital contributed to the Fund was $193.5 million, prior to distribution of capital, as of September 30, 2010 and December 31, 2009.  Committed capital to the Company at September 30, 2010 and December 31, 2009 was $270.0 million, of which $202.5 million has been called.  The remaining $67.5 million in committed capital as of September 30, 2010 is due to expire in February 2012 as the five year anniversary will have passed, at which time no further capital can be called.

On February 20, 2009, the Fund entered into agreements with Union Bank, N.A. that established a secured revolving loan facility in an initial amount of up to $30,000,000.  The Fund has the option to request that lenders providing such facility increase the borrowing availability thereunder to no more than $230,000,000 in the aggregate, as commitments may be obtained, however, the lenders are under no obligation to do so.  Additional fees would be required to be paid in order to upsize the facility. Borrowings by the Fund will be collateralized by the personal property and other assets of the Fund.  Loans under the facility may be, at the option of the Fund, either Reference Rate loans or LIBOR loans.  The Fund will pay interest on its borrowings and will also pay a fee on the unused portion of the facility.  The facility will terminate on February 18, 2011, but can be accelerated under an event of default such as failure by the Fund to make timely interest or principal payments.  On September 11, 2009, the Fund fully paid its borrowing under the debt facility and does not have a balance as of September 30, 2010.

As of September 30, 2010 and December 31, 2009, 17.6% and 18.7%, respectively, of the Fund's assets consisted of cash and cash equivalents.  The Fund invested its assets in venture loans during the three and nine months ended September 30, 2010 and 2009.  Amounts disbursed under the Fund's loan commitments totaled approximately $67.8 million during the nine months ended September 30, 2010.  Net loan amounts outstanding after amortization and fair market adjustment decreased by approximately $7.0 million for the same period.  Unexpired, unfunded commitments totaled approximately $45.4 million as of September 30, 2010.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustment	Balance Outstanding – Fair Value	Unexpired Unfunded Commitments
September 30, 2010	$378.8 million	$243.8 million	$135.0 million	$45.4 million
December 31, 2009	$311.0 million	$169.0 million	$142.0 million	$62.4 million

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

Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net income by less than $0.1 million.  This translates to less than 1% of net income for the nine months ended September 30, 2010.  Although Management believes that this measure is indicative of the Fund's sensitivity to interest rate changes, it makes estimates to adjust for potential changes in credit quality, size and composition of the balance sheet and other business developments that could affect net income.  Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

PART II — OTHER INFORMATION

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Prior to the Fund's commencement of operations on February 21, 2007, the Fund sold 100,000 shares to the Fund's sole shareholder, Venture Lending & Leasing V, LLC for $25,000 in September 2006.  No other shares of the Fund have been sold; however, the Fund received an additional $193.5 million of paid in capital during the period from February 21, 2007 through September 30, 2010 which has been and will be used to acquire venture loans and fund operations.

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

VENTURE LENDING & LEASING V, INC.
(Registrant)
Chairman and Chief Executive Officer
By:	/S/ Maurice C. Werdegar	By:	/S/ Martin D. Eng
Maurice C. Werdegar		Martin D. Eng
Chairman and Chief Executive Officer		Chief Financial Officer
Date:	November 12, 2010	Date:	November 12, 2010

EXHIBIT INDEX

Exhibit Number	Description
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

I, Martin D. Eng, certify that:

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

c)    evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)    disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the period covered by the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

Date: November 12, 2010

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

c)    evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)    disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the period covered by the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

Date: November 12, 2010

/S/ Maurice C. Werdegar
Maurice C. Werdegar
Chief Executive Officer

Exhibit 32.1
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing V, Inc. (the "Fund") on Form 10-Q for the period ending September 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Maurice C. Werdegar, Chief Executive Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Maurice C. Werdegar
Maurice C. Werdegar
Chief Executive Officer
November 12, 2010

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing V, Inc. (the "Fund") on Form 10-Q for the period ending September 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Martin D. Eng, Chief Financial Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Martin D. Eng
Martin D. Eng
Chief Financial Officer
November 12, 2010