Form 10-K
period 2010-12-31
Venture Lending & Leasing V, Inc.
filed 2011-03-25
CIK 1376067

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2010
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission File Number 814-00731
VENTURE LENDING & LEASING V, INC.
(Exact name of registrant as specified in its charter)

Maryland	14-1974295
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2010 North First Street, Suite 310, San Jose, CA 95131
(Address of principal executive offices)
(Zip Code)

Registrant's telephone number, including area code:  (408) 436-8577

Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]
Indicate by check mark whether the registrant has (i) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the  preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K: [X]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [x]	Smaller reporting company [ ]
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [ ] No [X]
As the registrant's shares are not publicly-traded, the aggregate market value of the voting stock held by non-affiliates of the registrant cannot be determined.
The number of shares outstanding of each of the issuer's classes of common stock, as of March 25, 2011 was 100,000.

Documents Incorporated by Reference

Document Description		10-K Part
Specifically Identified Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held	May 11, 2011	III

PART I.
ITEM 1.    BUSINESSS
Introduction.
Venture Lending & Leasing V, Inc. (the “Fund”) was incorporated in Maryland on August 21, 2006, as a non-diversified, closed-end management investment company electing status as a business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”).  The Fund is a wholly owned subsidiary of Venture Lending & Leasing V, LLC, a Delaware limited liability company (the “Company”).  The purpose of the Fund is to provide asset-based financing to venture-capital-backed companies, in the form of secured loans.  Additionally, the Fund may provide debt financing to public and late-stage private companies.  Prior to commencing its operations on February 21, 2007, the Fund had no operations other than the sale of 100,000 shares of common stock, $0.001 par value to the Company for $25,000 in September 2006.  As of December 31, 2010, the Fund meets the requirements, including diversification requirements, to qualify as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986.
The Fund's shares of Common Stock, $.001 par value (“Shares”) are held entirely by the Company.  As capital is required to finance the acquisition of loans, additional capital is provided by the Company.
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
BDCs cannot acquire any assets other than those described in subparagraphs (1) through (8) below (“Qualifying Assets”) unless, at the time of the acquisition, the assets described in subparagraphs (1) through (8) below represent 70% of the value of the BDC's total assets (the “70% basket”).  Below is a general summary of Qualifying Assets:
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
7.  Cash, cash items, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment; or
8.  Office furniture and equipment, interests in real estate, deferred organization and operating expenses, and other non-investment assets necessary and appropriate to the BDC's operations.

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
Investment Guidelines.  In selecting investments for the Fund's portfolio, Westech Investment Advisors LLC (the “Manager”) will endeavor to meet the investment guidelines established by the Fund's Board of Directors.  The Fund may, however, make investments that do not conform to one or more of these guidelines when deemed appropriate by the Manager.  Such investments might be made if the Manager believes that a failure to conform in one area is offset by exceptional strength in another or is compensated for by a higher yield, favorable warrant issuance or other attractive transaction terms or features.
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
The use of leverage increases investment risk.  The Fund's lenders require that the Fund pledge portfolio assets as collateral for loans.  If the Fund is unable to service the borrowings, the Fund may risk the loss of such pledged assets.  Lenders also require that the Fund agree to loan covenants limiting the Fund's ability to incur additional debt or otherwise limiting the Fund's flexibility, and loan agreements may provide for acceleration of the maturity of the indebtedness if certain financial tests are not met.
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
The Fund, as a BDC, may sell its securities at a price that is below its net asset value per share, provided that a majority of the Fund's disinterested directors has determined that such sale would be in the best interests of the Fund and its shareholder and upon the approval by the holders of a majority of its outstanding voting securities, including a majority of the voting securities held by non-affiliated persons, of such policy or practice within one year of such sale.  A majority of the disinterested directors also must determine in good faith, in consultation with the underwriters of the offering if the offering is underwritten, that the price of the securities being sold is not less than a price which closely approximates market value of the securities, less any distribution discounts or commissions.  As defined in the 1940 Act, the term "majority of the outstanding voting securities" of the Fund means the vote of (i) 67% or more of the Fund's Shares present at a meeting, if the holders of more than 50% of the outstanding Shares are present or represented by proxy, or (ii) more than 50% of the Fund's outstanding Shares, whichever is less.
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
Until February 21, 2011, the Fund may make loan commitments to reinvest the proceeds of matured, repaid or resold investments,

net of required distributions to its shareholder, principal payments on borrowings and expenses or other obligations of the Fund, in new loans.  Following that date, the Fund will begin to distribute to investors all proceeds received from principal payments and sales of investments, net of reserves and expenses, principal repayments on the Fund's borrowings, amounts required to fund financing commitments entered into before such date, and any amounts paid on exercise of warrants.  Distributions of such amounts are likely to cause annual distributions to exceed the earnings and profits of the Fund available for distribution, in which case such excess will be considered a tax free return of capital to a shareholder to the extent of the shareholder's adjusted basis in its shares and then as capital gain.  The Fund may borrow money to fund shareholder distributions, to the extent consistent with the 1940 Act and a prudent capital structure.
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
ITEM 1A.      RISK FACTORS.
GENERAL
Reliance on Management.  The Fund is wholly dependent for the selection, structuring, closing and monitoring of its investments on the diligence and skill of the Manager, acting under the supervision of the Fund's Board of Directors.  Although the principals of the Manager have over 60 years of combined experience in investing in venture lending transactions and equity investments, there can be no assurance that the Fund will attain its investment objective.  Furthermore, the Manager does not have substantial experience investing in special situations such as convertible and subordinated debt of public and late-stage private companies.  The officers of the Manager have primary responsibility for the selection of the companies in which the Fund invests, the negotiation of the terms of such investments and the monitoring of such investments after they are made.  Although the officers of the Manager intend to devote such time as is necessary to the affairs of the Fund, they are not required to devote full time to the management of the Fund.  Furthermore, there can be no assurance that any officer will remain associated with the Manager or that, if an officer ceased to be associated with the Manager, the Manager would be able to find a qualified person or persons to fill their positions.
Long-Term Investment.  After the fourth anniversary following the first closing of the Company's offering of membership interests, the Fund will cease to make new equity investments as well as investments in venture loans (except pursuant to commitments made before the fourth anniversary following the first closing of the Company's offering of membership interest) and will distribute to its shareholder all proceeds received from principal payments and sales of: (i) reserves and expenses; (ii) principal repayments on the Fund's borrowings; (iii) amounts required to fund financing commitments entered into before such fourth anniversary; and (iv) any amounts paid on exercise of warrants or otherwise paid to protect the value of existing investments (including, for example, pay-to-play provisions and purchases of equity securities in “down rounds” to avoid dilution).  The Fund's Articles of Incorporation provide that, on December 31, 2015, the Fund will automatically be dissolved without any action by its shareholder.  From and after such dissolution, the Fund's activities will be limited to the winding-up of its affairs, the liquidation of its remaining assets and the distribution of the net proceeds thereof to its shareholder. Although the Fund generally would not make any loan with a stated maturity date later than December 31, 2015, it is possible that, due to a default by a borrower or a transaction restructuring due to a borrower's financial difficulties, such a loan may remain outstanding in whole or in part beyond its original maturity date.  Furthermore, the Fund may not be able to sell warrants it receives from borrowers, or the equity securities (including those received upon exercise of warrants or conversion of debt instruments or in connection with restructuring of a troubled loan), to the extent those investments were retained by the Fund and not distributed earlier to its shareholder, for a significant period of time due to legal or contractual restrictions on resale or the absence of a liquid secondary market.  As a result, the liquidation process might not be completed for a significant period after the Fund's dissolution.  In addition, it is possible that, if certain of the Fund's assets are not liquidated within a reasonable time after the Fund's dissolution, the Fund may elect to make a distribution in kind of all or part of such assets to its shareholders.  In such case, the shareholders would bear any expenses attendant to the liquidation of such assets.
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
Lenders have also required the Fund agree to loan covenants limiting the Fund's ability to incur additional debt or otherwise limiting the Fund's flexibility, and loan agreements provide for acceleration of the maturity of the indebtedness if certain financial tests are not met.  To minimize risks associated with lending money at fixed rates, the Fund enters into interest rate hedging transactions with respect to all or any portion of the Fund's investments.  There can be no assurance that such interest rate hedging transactions will be available in forms acceptable to the Fund.  The variable interest rate that the Fund's lenders charge cannot be perfectly hedged, and there may be a divergence between the interest rate obtained by the Fund on its interest rate hedging transactions and the interest rate charged to the Fund by its lenders.  In addition, entering into interest rate hedging transactions raises costs to the Fund.  Finally, it is possible that the Fund could incur losses from being “over-hedged” which would result if the loan that was hedged is repaid faster than expected.
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
Calculation of Investment Management Fee.  Subsequent to the second anniversary of the first closing of the offering of membership interests in the Company, the Management Fee is computed and paid quarterly, at an annual rate equal to the greater of: (i) 2.5% of the total value of the assets of the Fund (including amounts derived from borrowed funds), as of the last day of each such fiscal quarter, and (ii) the difference between 1.5% of the committed equity capital of the Company (regardless of when or if such committed capital is called) and the Company management fee payable for such quarter.  If, however, the total value of the combined assets of the Company and the Fund (including, in each case, amounts derived from borrowed funds, but excluding the value of the Company's investment in the Fund) does not exceed $25,000,000, the Management Fee will be calculated solely with reference to 2.5% of the total value of the assets of the Fund (including amounts derived from borrowed funds), as of the last day of each such fiscal quarter.  The foregoing calculation of the Management Fee could result in the fee being disproportionately large relative to the value of the Fund's portfolio if the total assets of the Fund during such period are low compared to the committed equity capital of the Company.  This could occur, for example, if the loans in the Fund's portfolio are repaid at a rapid rate during such period, or if a large number of the companies in which the Fund holds equity securities are acquired during such period.
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
Remedies Upon Default.  In the event of a default on a portfolio loan, the available remedies to the Fund include legal action against the borrower and foreclosure or repossession of collateral given by the borrower.  The Fund can experience significant delays in exercising its rights as a secured lender, and might incur substantial costs in taking possession of and liquidating its collateral and in taking other steps to protect its investment.  The Fund generally will require that it have a first priority security interest in any equipment of a borrower financed with the proceeds of the Fund's loans, although that security interest may extend to the borrower's other assets in which another lender might have a senior or parity security interest.  On occasion, the Fund will make loans to a borrower that has one or more other secured lenders (including the Fund's immediate predecessor, Venture Lending & Leasing IV, Inc. (“Fund IV”) and the Fund's immediate successor, Venture Lending & Leasing VI, LLC ("Fund VI")).  In such circumstances, the Fund may share all or a portion of its collateral with the other lender(s) and will enter into intercreditor agreements governing the respective rights of the Fund and such other lender(s), which could limit the Fund's flexibility in pursuing its remedies as a secured creditor, and reduce the proceeds realized from foreclosing or taking possession of the collateral.  In the case of growth capital or working capital loans (where the loan proceeds can be used by the company for general corporate purposes), the Fund will typically receive a broader lien on substantially all of the borrower's assets, including its intellectual property.
The Fund utilizes certain of its funds in investments that involve the financing of equipment assets.  Equipment assets are often subject to rapid depreciation or obsolescence such that it is likely the value of the assets underlying a loan to finance such assets will depreciate during the term of the loan transaction below the amount of the borrower's obligations.  In addition, although borrowers are required under the transaction documents to provide customary insurance for the assets underlying a loan, and are prohibited from disposing of the assets without the Fund's consent, compliance with these covenants cannot be assured and, in the event of non-compliance, the assets could become unavailable to the Fund due to destruction, theft, sale or other circumstances.  Realization of value from intellectual property collateral can also be time consuming and present special challenges, given the often unique nature and limited market for such assets.  The Fund's ability to obtain payment beyond the collateral underlying the loan from the borrower might be limited by bankruptcy or similar laws affecting creditors' rights.  In limited instances where the Fund takes security interests in a borrower's assets located in a foreign country, there may be practical and local law impediments to cost-effective recovery against such collateral.  Therefore, there can be no assurance that the Fund would ultimately collect the full amount owed on a defaulted loan.
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
Illiquidity of Investments.  Substantially all of the Fund's portfolio investments (other than short-term investments) consist of securities that, at the time of acquisition, are subject to restrictions on sale and for which no ready market will exist.  Restricted securities cannot be sold publicly without prior agreement with the issuer to register the securities under the 1933 Act , or by selling such securities under Rule 144 or other provisions of the 1933 Act which permit only limited sales under specified conditions.  Venture loans and equity investments are privately negotiated transactions, and there is no established trading market in which such loans and equity investments can be sold.  Convertible and subordinated debt investments may also be privately negotiated transactions.  In the case of warrants or equity securities, the Fund generally will realize the value of such securities only if the issuer is able to make an initial public offering of its shares, or enters into a business combination with another company which purchases the Fund's warrants or equity securities or exchanges them for publicly-traded securities of the acquirer.  The feasibility of such transactions depends upon the entity's financial results as well as general economic and equity market conditions.  Furthermore, even if the restricted warrants or equity securities owned become publicly-traded, the Fund's ability to sell such securities may be limited by the lack (or limited nature) of a trading market for such securities.  When restricted securities are sold to the public, the Fund, under certain circumstances, may be deemed an "underwriter" or a controlling person with respect thereto for the purposes of the 1933 Act, and be subject to liabilities as such under that Act.
Because of the illiquidity of the Fund's investments, a substantial portion of its assets are carried at fair value as determined by the Manager in accordance with the Fund's policy as approved by the Board of Directors.  This value will not necessarily reflect the value of the assets which may be realized upon a sale.
Non-Diversified Status.  The Fund is classified as a “non-diversified” investment company under the 1940 Act.  The Fund  qualifies as a RIC under the Internal Revenue Code and will thereafter seek to continually meet the diversification standards there-under.  Nevertheless, the Fund's assets may be subject to a greater risk of loss than if its investments were more widely diversified.
Challenges in Financial Markets.  The ability of the Fund to provide an acceptable return may be adversely affected by economic factors to which the marketplace is subject.  Volatility in the global financial markets reached unprecedented  levels during the past few years, and these conditions may continue into the future. The Fund's estimates of fair value are based on the best information available to the Manager as of the date of valuation. Restrictions on the availability of financing as well as the current economic environment have resulted in a low volume of purchase and sale transactions for certain investments, limiting the number of observable input available to management in making their estimates of fair value. This market turmoil could have a material adverse effect on the Fund's business and operations.  In 2009, the Fund put in place a revolving loan facility in an initial amount of up to $30,000,000.  The Fund has the option to request that the lenders providing such facility increase the borrowing availability thereunder to up to $230,000,000, however, the lenders are under no obligation to do so.  Market turmoil could impact the Fund's ability to increase the size of the facility, should it seek to do so, thereby decreasing the Fund's ability to utilize leverage to maximize the return it achieves on investments.

Market conditions could also adversely impact the ability of the Fund's borrowers to meet their obligations to the Fund and the value of the Fund's direct investments in companies.  Most of the companies in which the Fund invests have not achieved profitability and require substantial equity financing to satisfy their continuing growth and working capital requirements.  The weak economy could retard and possibly decrease the demand for such borrower's products and technology, thereby impairing such borrower's financial condition and ability to raise additional equity financing from outside investors.  This could result in an increase in borrower defaults under their obligations to the Fund, or a decrease in the value of the Fund's direct equity investments.  U.S. and global economic conditions could continue to deteriorate and remain weak for an extended period of time. Additionally, it is possible that market conditions could decrease the demand for venture loans.
CONFLICTS OF INTEREST
Transactions with Venture Lending & Leasing IV, Inc. (“Fund IV”).  The Manager also serves as investment manager for Fund IV.  The Fund's board of directors determined that so long as Fund IV has capital available to invest in loan transactions with final maturities earlier than December 31, 2012 (the date on which Fund IV will be dissolved), the Fund will invest in each portfolio company in which Fund IV invests (“Investments”).  The amount of each Investment was allocated 50% to the Fund and 50% to Fund IV so long as Fund IV has capital available to invest.  Since May  2008, Fund IV was no longer permitted to enter into new commitments to borrowers; however, Fund IV was permitted to fund existing commitments.  While investing the Fund's capital in the same companies in which Fund IV is also investing could provide the Fund with greater diversification and access to larger transactions, it could also result in a slower pace of investment than would be the case if the Fund were investing in companies by itself.

    Transactions with Venture Lending & Leasing VI, Inc. (“Fund VI”). The Manager also serves as investment manager for Fund VI.  Initially the amount of each Investment has been allocated 50% to the Fund and 50% to Fund VI so long as the Fund has capital available to invest.  This percentage may be changed after the final close of capital at which time a determination of the percentage allocation will be made. After February 2011, the Fund is no longer permitted to enter into new commitments to borrowers; however, the Fund will be permitted to fund existing commitments.  While investing the Fund's capital in the same companies in which Fund VI is also investing could provide the Fund with greater diversification and access to larger transactions, it could also result in a slower pace of investment than would be the case if the Fund were investing in companies by itself.

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
Intercreditor Agreements.  In transactions in which both the Fund and Fund IV or Fund VI invest, it is expected that the Fund and Fund IV or Fund VI, as applicable, will enter into an intercreditor agreement pursuant to which the parties will cooperate in pursuing their remedies following a default by the common borrower. Generally, under such intercreditor agreements, each party agrees that its security interest would be treated in parity with the security interest of the other party, regardless of which security interest would have priority under applicable law.  Accordingly, proceeds realized from the sale of any collateral or the exercise of any other creditor's rights will be allocated between the parties pro rata in accordance with the amounts of their respective investments.  An exception to the foregoing arrangement would occur in situations where, for example, one of the lenders financed specific items of equipment collateral; in that case, usually the lender who financed the specific assets will have a senior lien on that asset, and the other lender will have a junior priority lien (even though they may ratably share liens of equal priority on other assets of the common borrower).  As a result of such intercreditor agreements, the Fund may have less flexibility in pursuing its remedies following a default than it would have had there been no intercreditor agreement, and the Fund may realize fewer proceeds.  In addition, because the Fund and Fund IV or Fund VI, as applicable, invest at the same time in the same borrower, such borrower would be required to service two loans rather than one.  Any additional administrative costs or burdens resulting there from may make the Fund a less attractive lender, and may make it more difficult for the Fund to acquire such loans.
Effect of Borrowings.  During the first two years of the Fund's investment operations, the Management Fee was calculated with reference to the committed equity capital of the Company, regardless of when or if all of such capital is called.  Thereafter, the Management Fee is computed and paid quarterly, at an annual rate equal to the greater of: (i) 2.5% of the total value of the Fund's assets (including amounts derived from borrowed funds) as of the last day of each such fiscal quarter, and (ii) the difference between 1.5% of the amount of committed equity capital (regardless of when or if such committed capital is called) and the Company management fee payable for such quarter.  If, however, the total value of the combined assets of the Company and the Fund (including, in each case, amounts derived from borrowed funds, but excluding the value of the Company's investment in the Fund) does not exceed $25,000,000, the Management Fee will be calculated solely with reference to 2.5% of the total value of the assets of the Fund (including amounts derived from borrowed funds) as of the last day of each such fiscal quarter.  Therefore, decisions by the Manager to cause the Fund to borrow additional funds may increase the quarterly fees payable to the Manager.  The Fund's overall borrowing limits, however, are set by the Fund's Board of Directors in light of its fiduciary obligations.
Indemnification and Exculpation.  The Articles of Incorporation of the Fund provide for indemnification of directors, officers, employees, and agents (including the Manager) of the Fund to the full extent permitted by applicable state law and the 1940 Act, including the advance of expenses and reasonable counsel fees.  The Articles of Incorporation of the Fund also contain a provision eliminating personal liability of a Fund director or officer to the Fund or its shareholder for monetary damages for certain breaches of their duty of care. Furthermore, the Fund has entered into an indemnification agreement with each of its directors and officers, and its controller. A successful claim for such indemnification would deplete the Fund's assets by the amount paid.
ITEM 1B.      UNRESOLVED STAFF COMMENTS.
Not applicable.
ITEM 2.    PROPERTIES.
All of the Fund's office space is provided by the Manager.
ITEM 3.    LEGAL PROCEEDINGS.
The Fund is not a party to any material legal proceedings.
ITEM 4.    [REMOVED AND RESERVED].

PART II.
ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.
The Fund's Common Stock is not listed on any securities exchange, and all holders of the Fund's Common Stock are subject to agreements significantly restricting the transferability of their shares.
The number of holders of record of the Fund's Common Stock at March 25, 2011 was 1.
The Fund has a policy of distributing securities as acquired.  The Fund values these securities at fair value at the time of acquisition in accordance with the Fund's policy on valuation detailed in Note 2 to the financial statements.  In addition, some expenses of the Company may be paid by the Fund, and will be deemed as distributions to the Company.  The Fund has established a policy of declaring dividends on a quarterly basis to the extent that taxable income of the fund less applicable reserves exceeds warrant distributions and deemed distributions.  As of December 31, 2010, the Fund had distributed $59.8 million to date to its shareholder, of which $34.2 million was in cash.
ITEM 6.    SELECTED FINANCIAL DATA.
The following table summarizes certain financial data and should be read in conjunction with the “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included elsewhere in this Form 10-K. The selected financial data set forth below have been derived from the audited financial statements.

	For the Year Ended	For the Year Ended	For the Year Ended	For the Year Ended	For the Period Ended
	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007	December 31, 2006*
Statement of Operations Data:
Investment income:
Interest on loans	$23,418,920	$24,298,202	$21,282,105	$5,334,634	—
Other interest and other income	225,699	99,861	446,879	613,222	—
Total investment income	23,644,619	24,398,063	21,728,984	5,947,856	—
Expenses:
Management fees	4,227,766	4,798,290	6,750,000	5,783,733	—
Interest expense	267,804	237,677	1,714,343	488,178	—
Banking and professional fees	354,706	415,853	1,479,097	368,121	—
Organizational costs	—	—	—	113,493	—
Other operating expenses	137,869	148,819	129,917	91,339	—
Total expenses	4,988,145	5,600,639	10,073,357	6,844,864	—
Net investment income (loss)	18,656,474	18,797,424	11,655,627	(897,008)	—
Net realized loss from investments	(2,935,277)	(4,122,957)	—	—	—
Net change in unrealized loss from investments	(3,680,278)	(4,803,944)	(1,755,000)	—	—
Net realized and unrealized loss from hedging activities	—	—	(488,337)	(458,320)	—
Net realized and unrealized loss from investment and hedging activities	(6,615,555)	(8,926,901)	(2,243,337)	(458,320)	—
Net increase (decrease) in net assets resulting from operations	$12,040,919	$9,870,523	$9,412,290	$(1,355,328)	—

AMOUNTS PER COMMON SHARE:
Net increase (decrease) in net assets resulting from operations	$120.41	$98.71	$94.12	$(13.55)	—
Weighted Average Shares Outstanding	100,000	100,000	100,000	100,000	100,000

	As of	As of	As of	As of	As of
	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007	December 31, 2006
Balance Sheet Data:
Loans	$137,614,630	$141,980,642	$170,594,873	$91,964,991	$—
Net assets	$163,720,540	$175,761,560	$192,706,115	$57,076,432	$25,000
Borrowings under debt facility	$—	$—	$—	$43,000,000	$—
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

The Fund will seek to meet the ongoing requirements, including the diversification requirements, to qualify as a RIC under the Internal Revenue Code. If the Fund fails to meet these requirements, it will be taxed as an ordinary corporation on its taxable income for that year (even if that income is distributed to the Company) and all distributions out of its earnings and profits will be taxable to the Members of the Company as ordinary income; thus, such income will be subject to a double layer of tax. There is no assurance that the Fund will meet the ongoing requirements to qualify as a RIC for tax purposes.
The Fund's investment objective is to achieve a high total return. The Fund seeks to achieve its investment objective by providing debt financing to portfolio companies. The Fund's investing activities focused primarily on private debt securities. The Fund generally receives warrants to acquire equity securities in connection with its portfolio investments. The Fund generally distributes these warrants to its shareholder upon receipt. The Fund also has guidelines for the percentage of total assets which will be invested in different types of assets.
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
CRITICAL ACCOUNTING POLICIES
The Manager has identified the most critical accounting estimates upon which the financial statements depend and determined the critical accounting estimates by considering accounting policies that involve the most complex or subjective decisions or assessments. The two critical accounting policies relate to the valuation of loans and treatment of nonaccrual loans.
Loans are held at fair value as determined by management, in accordance with the valuation methods described in the valuation of loans section of Note 2 to the financial statements (Summary of Significant Accounting Policies). Critical factors in determining the fair value of a loan include payment history, collateral position, financial strength of borrower, prospects for the borrower's raising future equity rounds, likelihood of sale or acquisition of the borrower, and length of expected holding period of the loan, as well as an evaluation of the general interest rate environment. The actual value of the loans may differ from management’s estimates, which would affect net increase (decrease) in net assets resulting from operations as well as assets.
Results of Operations – For the years ended December 31, 2010, 2009, and 2008
Total investment income for the years ended December 31, 2010, 2009 and 2008 was $23.6 million, $24.4 million and $21.7 million , respectively, which primarily consisted of interest on venture loans outstanding. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including volatility, early payoffs, and recovery of interest from non-performing assets (if any). The remaining income consisted of interest and dividends on the temporary investment of cash, the forfeiture of deposits from prospective borrowers, late fees from borrowers, other income from commitment fees, and warrants received for loans that will never be funded. The change in the investment income is primarily a result of the changed loan base on which interest is charged. The average gross outstanding performing loans calculated on a monthly basis changed to $131.2 million for December 31, 2010 from $147.9 million for December 31, 2009 and $138.3 million for December 31, 2008. Additionally, part of the change is due to the changed interest rates. The average interest rate on gross outstanding performing loans increased to 17.86% for the year ended December 31, 2010 from 16.43% for the year ended December 31, 2009 and 15.39% for the year ended December 31, 2008.
Expenses for the years ended December 31, 2010, 2009, and 2008 were $5.0 million, $5.6 million, and $10.1 million , respectively. Management fees were calculated based on the Company’s committed capital for the first two years of the Fund’s life and thereafter as a percentage of Fund assets. Management fees for the Fund were $4.2 million, $4.8 million, and $6.8 million for the years ended December 31, 2010, 2009, and 2008, respectively. Management fees decreased in 2010 and 2009 due to the decrease in assets in 2010 and 2009.
Interest expense was $0.3 million, $0.2 million, and $1.7 million for the years ended December 31, 2010, 2009, and 2008. Borrowings under the debt facility was $0 for December 31, 2010, 2009 and 2008. The interest expense was comprised of fees on the unused portion of the debt facility and amortization of prepaid bank facility fee and legal fee pertaining to the debt facility. On August 22, 2008, the Fund fully paid off all of its borrowings under the debt facility with JP Morgan because the Fund was unable to reach an agreement with its lenders to renew the facility after being informed of their intention to increase the interest rate on the facility and not renew for a full term. Therefore, as of December 31, 2008, the Fund had no debt. On February 20, 2009, the Fund entered into agreements with Union Bank, N.A. that established a secured revolving loan facility in an initial amount of up to $30,000,000. On June 11, 2009, the Fund borrowed $1.0 million under the new debt facility and on September 11, 2009, the Fund fully paid its borrowing under the debt facility. Therefore, as of December 31, 2009, the Fund had no debt. As of December 31, 2010, the Fund had no debt. See the discussion under the Risk Factor entitled “Leverage” for information about the interest rate hedging transactions entered into by the Fund to attempt to limit risks associated with borrowing at variable rates but lending at fixed rates.
Banking and professional fees were $0.4 million, $0.4 million, and $1.5 million for the years ended December 31, 2010, 2009, and 2008. Because the Fund had fully paid off all of its borrowings with JP Morgan in the third quarter of 2008, the remaining legal and banking related costs associated with the facility were written off during 2008 and this is the primary cause of the increased professional and legal fees in 2008. The decrease in cost in 2009 was primarily due to the decreases in banking fee as a result of the smaller size of the new debt facility in the current year compared to the facility in place in the prior year. The fees remained relatively stable in 2010.
Other operating expenses were $0.1 million, for each of the years ended December 31, 2010, 2009, and 2008. These expenses included director fees, custody fee, tax fees, and other expenses related to the operation of the Fund. Other operating expenses remained relatively stable for the years presented.
The net realized loss from investments was $(2.9) million for December 31, 2010, $(4.1) million for December 31, 2009 and $0 million for the years ended December 31, 2008.The realized losses consist of write offs, net of recoveries of previously written off uncollectible loans.

Net change in unrealized loss from investment activities was $(3.7) million, $(4.8) million, and $(1.8) million for the years ended December 31, 2010, 2009, and 2008 , respectively. The unrealized loss consists of fair market value adjustments of loans.
The net realized and unrealized loss from hedging activities was $0.0 million, $0.0 million, and $(0.5) million for the years ended December 31, 2010, 2009, and 2008, respectively. The realized and unrealized loss from hedging activities include the net interest received or paid on the interest rate swap transactions beginning with the quarter ended September 30, 2008.
Net increase in net assets resulting from operations for the years ended December 31, 2010, 2009, and 2008 was $12.0 million, $9.9 million, and $9.4 million. On a per share basis, for the years ended December 31, 2010, 2009, and 2008, there was a net increase in net assets resulting from operations of $120.41, $98.71, and $94.12, respectively.
Liquidity and Capital Resources -- December 31, 2010 and 2009
The Fund is owned entirely by the Company. The Company is expected, but not required, to make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances. As of December 31, 2010 and 2009 the Company had received subscriptions for capital in the amount of $270.0 million, of which $202.5 million had been called and received respectively. As of December 31, 2010 and 2009, $67.5 million of capital remains uncalled, respectively. The remaining $67.5 million in committed capital as of December 31, 2010 is due to expire in February 2012 as the five year anniversary will have passed, at which time no further capital can be called.
On February 20, 2009, the Fund entered into agreements with Union Bank, N.A. that established a secured revolving loan facility in an initial amount of up to $30,000,000.  The Fund has the option to request that lenders providing such facility increase the borrowing availability thereunder to no more than $230,000,000 in the aggregate, as commitments may be obtained, however, the lenders are under no obligation to do so.  Additional fees would be required to be paid in order to upsize the facility. Borrowings by the Fund will be collateralized by the personal property and other assets of the Fund.  Loans under the facility may be, at the option of the Fund, either Reference Rate loans or LIBOR loans.  The Fund will pay interest on its borrowings and will also pay a fee on the unused portion of the facility.  The facility terminated on February 18, 2011.   As of December 31, 2010, the balance of the Fund’s outstanding debt is zero.
As of December 31, 2010 and 2009, 16% and 19%, respectively of the Fund’s assets consisted of cash and cash equivalents. The Fund invested its assets in venture loans during 2010 and 2009. Amounts disbursed under the Fund’s loan commitments was $92.4 million for the year ended December 31, 2010. Net loan amounts outstanding after amortization and valuation adjustments were approximately $137.6 million as of December 31, 2010. Unexpired unfunded commitments as of December 31, 2010 were approximately $47.7 million.

Year Ended	Cumulative Amount Disbursed	Principal Amortization and Fair Market Adjustment	Balance Outstanding– Fair Value	Unexpired Unfunded Commitments
December 31, 2010	$403.4 million	$265.8 million	$137.6 million	$47.7 million
December 31, 2009	$311.0 million	$169.0 million	$142.0 million	$62.4 million
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
ITEM 7A .    Quantitative and Qualitative Disclosures About Market Risk
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

The Fund's sensitivity to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net increase in net assets resulting from operations by less than 1% for the year ended December 31, 2010.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Quarterly Results
This information has been derived from unaudited financial statements that, in the opinion of management, include all normal recurring adjustments necessary for a fair presentation of such information.  The operating results for any quarter are not necessarily indicative of results for any future year.  The format of the statements have been modified, thus certain numbers have been combined in order to fit the format of the statements.  Prior to commencing its operations on February 21, 2007, the Fund had no other operations other than the sale to the Venture Lending & Leasing V, LLC of 100,000 shares of common stock, $0.001 par value for $25,000 in September 2006.  This issuance of stock was a requirement to apply for a finance lender's license from the California Commissioner of Corporations.
December 31, 2010 (Unaudited)

	Quarterly Information for the Three Months Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Investment Income:
Interest on loans	$5,828,891	$5,764,667	$5,962,125	$5,863,237
Other interest and other income	407	1,643	154,565	69,084
Total investment income	5,829,298	5,766,310	6,116,690	5,932,321
Expenses:
Management fees	1,084,113	1,065,803	1,041,814	1,036,036
Interest expense	66,618	66,950	67,285	66,951
Banking and professional fees	122,675	73,616	78,474	79,941
Other operating expenses	22,409	29,300	25,409	60,751
Total expenses	1,295,815	1,235,669	1,212,982	1,243,679
Net investment income	4,533,483	4,530,641	4,903,708	4,688,642
Net realized gain (loss) from investments	(13,734)	(259,575)	(2,026,096)	(635,872)
Net change in unrealized gain (loss) from investments	(1,531,632)	(828,543)	(794,766)	(525,337)
Net realized and unrealized gain (loss) from investment activities	(1,545,366)	(1,088,118)	(2,820,862)	(1,161,209)
Net increase (decrease) in net assets resulting from operations	$2,988,117	$3,442,523	$2,082,846	$3,527,433
Amount per common share:
Net increase (decrease) in net assets resulting from operations	$29.88	$34.43	$20.83	$35.27
Weighted average shares outstanding	100,000	100,000	100,000	100,000

December 31, 2009 (Unaudited)

	Quarterly Information for the Three Months Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Investment Income:
Interest on loans	$5,869,202	$5,674,453	$5,781,224	$6,973,323
Other interest and other income	3,801	7,873	83,686	4,501
Total investment income	5,873,003	5,682,326	5,864,910	6,977,824
Expenses:
Management fees	1,439,832	1,126,726	1,123,733	1,107,999
Interest expense	30,922	66,836	72,634	67,285
Banking and professional fees	115,836	135,024	70,419	94,574
Other operating expenses	23,056	26,293	44,841	54,629
Total expenses	1,609,646	1,354,879	1,311,627	1,324,487
Net investment income	4,263,357	4,327,447	4,553,283	5,653,337
Net realized gain (loss) from investments	222,888	(2,176,922)	(1,723,148)	1
Net change in unrealized gain (loss) from investments	4,142,710	(1,212,290)	1,382,542	(831,486)
Net realized and unrealized gain (loss) from investment activities	4,365,598	(3,389,212)	(340,606)	(831,485)
Net increase (decrease) in net assets resulting from operations	$(102,241)	$938,235	$4,212,677	$4,821,852
Amount per common share:
Net increase (decrease) in net assets resulting from operations	$(1.02)	$9.38	$42.13	$48.22
Weighted average shares outstanding	100,000	100,000	100,000	100,000

December 31, 2008 (Unaudited)

	Quarterly Information for the Three Months Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Investment Income:
Interest on loans	$3,682,304	$4,595,262	$6,010,991	$6,993,548
Other interest and other income	167,485	98,797	153,173	27,424
Total investment income	3,849,789	4,694,059	6,164,164	7,020,972
Expenses:
Management fees	1,687,500	1,687,500	1,687,500	1,687,500
Interest expense	563,651	680,105	342,034	128,553
Banking and professional fees	175,491	862,851	511,017	(70,262)
Other operating expenses	17,439	36,435	30,176	45,867
Total expenses	2,444,081	3,266,891	2,570,727	1,791,658
Net investment income	1,405,708	1,427,168	3,593,437	5,229,314
Net realized loss from investments	—	—	—	—
Net change in unrealized loss from investment activities	—	—	(750,000)	(1,005,000)
Net realized and unrealized gain (loss) from hedging activities	(738,132)	501,904	(252,109)	—
Net realized and unrealized gain (loss) from investment and hedging activities	(738,132)	501,904	(1,002,109)	(1,005,000)
Net increase in net assets resulting from operations	$667,576	$1,929,072	$2,591,328	$4,224,314
Amount per common share:
Net increase in net assets resulting from operations	$6.68	$19.29	$25.91	$42.24
Weighted average shares outstanding	100,000	100,000	100,000	100,000

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
There have not been any changes in the Fund’s internal control over financial reporting identified in connection with Management’s Report that occurred during the Fund’s fourth fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.
MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.
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
Changes in Internal Controls
There were no significant changes in the Fund's internal controls or in other factors that could significantly affect these controls during the fiscal year ended December 31, 2010.
ITEM 9.B.     OTHER INFORMATION
Not applicable.

PART III
ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The following are the executive officers of the Fund.  All officers serve at the pleasure of the Fund's Board.

Name and Position With Fund	Age	Occupation During Past Five Years
Ronald W. Swenson, Chairman, and Director	66	Chairman, CEO, Director, and other positions for Westech Investment Advisors since 1994
Maurice C. Werdegar, President and Chief Executive Officer	46	Chief Operating Officer, Director and other positions for Westech Investment Advisors since 2001
Jay L. Cohan, Vice President, Assistant Secretary	46	Vice President, Assistant Secretary and other positions for Westech Investment Advisors since 1999
Martin D. Eng, Vice President, CFO, Treasurer, and Secretary	59	Vice President, CFO, Treasurer and Secretary for Westech Investment Advisors since 2005.
David R. Wanek, Vice President	38	Vice President and other positions for Westech Investment Advisors since 2001
The information required by this item concerning the directors of the Fund and Section 16(a) compliance is contained in the Fund's Proxy Statement filed in connection with the Annual Meeting of Shareholders to be held on May 11, 2011 (“Proxy Statement”) under the captions “Proposal 1 -- To Elect Five Directors of the Fund” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.
The Fund has adopted a Code of Ethics that is applicable to all of its officers.  A free copy of the Code of Ethics may be requested by contacting the Chief Financial Officer of the Fund.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item is contained in the Fund's Proxy Statement under the caption “Proposal 1 -- To Elect Five Directors of the Fund” and is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS
The information required by this item is contained in the Fund's Proxy Statement under the caption “Annex A -- Beneficial Ownership of Fund Shares” and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is contained in the Fund's Proxy Statement under the captions: “Other Information -- Managers” and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is contained in the Fund's Proxy Statement under the captions: “Other Information - Independent Registered Public Accounting Firm.”

PART IV.
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1. Index to Financial Statements and Financial Statement Schedules
Report of Independent Registered Public Accounting Firm
Statements of Assets and Liabilities as of December 31, 2010 and 2009
Statements of Operations for the years ended December 31, 2010, 2009 and 2008
Statements of Changes in Net Assets for the years ended December 31, 2010, 2009 and 2008
Statements of Cash Flows for the years ended December 31, 2010, 2009, and 2008

Notes to Financial Statements
Financial Statement Schedules for the years ended December 31, 2010, 2009, and 2008
No schedules are required because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the required information is included in the financial statements and the notes thereto.

(a)	2. Exhibits

Exhibit	Exhibit Title

3(i)
Articles of Incorporation of the Fund filed with the Maryland Secretary of State on August 21, 2006, incorporated by reference to the Fund's Registration Statement on Form 10 filed with the Securities and Exchange Commission on October 10, 2006.

3(ii)	Amended and Restated Bylaws of the Fund, incorporated by reference to the Fund's Form 10-K filed with the Securities and Exchange Commission on March 25, 2010.

4.1
Form of Purchase Agreement between the Fund and the Company, incorporated by reference to the Fund's Registration Statement on Form 10 filed with the Securities and Exchange Commission on October 10, 2006.

10.1
Form of Custodian Agreement between the Fund and Union Bank of California, incorporated by reference to the Fund's Registration Statement on Form 10 filed with the Securities and Exchange Commission on October 10, 2006.

10.3
Form of Management Agreement between the Fund, the Manager and the Adviser to the Manager, incorporated by reference to the Fund's Registration Statement on Form 10 filed with the Securities and Exchange Commission on October 10, 2006.

31.1 - 32.2	Certifications pursuant to The Sarbanes-Oxley Act of 2002

Note:
The form of the Fund's Intercreditor Agreement was attached to the Fund's Registration Statement on Form 10 for information purposes and is not being incorporated by reference herein since it is entered into in the ordinary course of the Fund's business.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
VENTURE LENDING & LEASING V, INC.
(Registrant)

By:	/S/Maurice C. Werdegar		By:	/S/Martin D. Eng
	Maurice C. Werdegar			Martin D. Eng
	President and Chief Executive Officer			Chief Financial Officer
	Date:	March 25, 2011		Date:	March 25, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	NAME	TITLE	DATE

By:	/S/ J. Michael Egan	Director	March 25, 2011
J. Michael Egan

By:	/S/ William Russell Miller	Director	March 25, 2011
William Russell Miller

By:	/S/ Ronald W. Swenson	Chairman & Director	March 25, 2011
Ronald W. Swenson

By:	/S/ George Von Gehr	Director	March 25, 2011
George Von Gehr

By:	/S/ Maurice C. Werdegar	President, CEO & Director	March 25, 2011
Maurice C. Werdegar

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholder of
Venture Lending & Leasing V, Inc.
We have audited the accompanying statements of assets and liabilities of Venture Lending & Leasing V, Inc. (the "Fund"), as of December 31, 2010 and 2009, and the related statements of operations, cash flows, and changes in net assets for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of loans owned as of December 31, 2010, by correspondence with the borrowers or by other appropriate auditing procedures where replies from borrowers were not received. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Venture Lending & Leasing V, Inc. as of December 31, 2010 and 2009, and the results of its operations, its cash flows, and changes in its net assets for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 2, the financial statements include investments valued at $137.9 million (83% of total assets) and $142.0 million (80% of total assets) as of December 31, 2010 and 2009, respectively, whose fair values have been estimated by management in the absence of readily determinable fair values. Also discussed in Note 2 is the information used by management in making these estimates.
/S/ Deloitte & Touche LLP
March 25, 2011
San Francisco, California

VENTURE LENDING & LEASING V, INC.
Statements of Assets and Liabilities
As of December 31, 2010 and 2009

	December 31, 2010	December 31, 2009
ASSETS
Loans, at estimated fair value
(Cost of $147,118,852 and $147,804,586)	$137,614,630	$141,980,642
Cash and cash equivalents	25,771,479	33,064,846
Other investment (Cost of $1,018,202 and $768,247)	283,202	33,247
Other assets	2,096,498	2,201,051

Total assets	165,765,809	177,279,786

LIABILITIES
Accrued management fees	1,036,036	1,107,999
Accounts payable and other accrued liabilities	1,009,233	410,227

Total liabilities	2,045,269	1,518,226

NET ASSETS	$163,720,540	$175,761,560

Analysis of Net Assets:

Capital paid in on shares of capital stock	$193,525,000	$193,525,000
Return of capital distributions	(18,668,229)	(10,307,488)
Distributable income (accumulated deficit)	(11,136,231)	(7,455,952)
Net assets (equivalent to $1,637.21 and $1,757.62 per share based on 100,000 shares of capital stock outstanding - See Note 6)	$163,720,540	$175,761,560

See notes to financial statements.

VENTURE LENDING & LEASING V, INC.
Statements of Operations
For the Years Ended December 31, 2010, 2009 and 2008

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2010	December 31, 2009	December 31, 2008
INVESTMENT INCOME:
Interest on loans	$23,418,920	$24,298,202	$21,282,105
Other interest and other income	225,699	99,861	446,879
Total investment income	23,644,619	24,398,063	21,728,984

EXPENSES:
Management fees	4,227,766	4,798,290	6,750,000
Interest expense	267,804	237,677	1,714,343
Banking and professional fees	354,706	415,853	1,479,097
Other operating expenses	137,869	148,819	129,917
Total expenses	4,988,145	5,600,639	10,073,357
Net investment income (loss)	18,656,474	18,797,424	11,655,627

Net realized gain(loss) from investments	(2,935,277)	(4,122,957)	—
Net change in unrealized gain(loss) from investments	(3,680,278)	(4,803,944)	(1,755,000)
Net realized and unrealized gain(loss) from hedging activities	—	—	(488,337)
Net realized and unrealized gain(loss) from investment and hedging activities	(6,615,555)	(8,926,901)	(2,243,337)

Net increase (decrease) in net assets resulting from operations	$12,040,919	$9,870,523	$9,412,290
Net increase (decrease) in net assets resulting from operations per share	$120.41	$98.71	$94.12
Weighted average shares outstanding	100,000	100,000	100,000

See notes to financial statements.

VENTURE LENDING & LEASING V, INC.
Statements of Changes in Net Assets
For the Years Ended December 31, 2010, 2009 and 2008

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2010	December 31, 2009	December 31, 2008
Net increase in net assets resulting from operations:
Net investment income	$18,656,474	$18,797,424	$11,655,627
Net realized gain(loss) from investments	(2,935,277)	(4,122,957)	—
Net change in unrealized gain(loss) from investments	(3,680,278)	(4,803,944)	(1,755,000)
Net realized and unrealized gain(loss) from hedging activities	—	—	(488,337)
Net increase (decrease) in net assets resulting from operations	12,040,919	9,870,523	9,412,290
Distributions of income to shareholder	(15,721,197)	(20,100,830)	(5,282,607)
Return of capital to shareholder	(8,360,742)	(6,714,248)	—
Capital share transactions	—	—	131,500,000
Total increase (decrease)	(12,041,020)	(16,944,555)	135,629,683

Net assets
Beginning of year	175,761,560	192,706,115	57,076,432

End of year	$163,720,540	$175,761,560	$192,706,115

See notes to financial statements.

VENTURE LENDING & LEASING V, INC.
Statements of Cash Flows
For the Years Ended December 31, 2010, 2009 and 2008

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2010	December 31, 2009	December 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$12,040,919	$9,870,523	$9,412,290
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized loss(gain) from investments	2,935,277	4,122,957	—
Net change in unrealized loss(gain) from investments	3,680,278	4,803,944	1,755,000
Net realized and unrealized loss (gain) from hedging activities	—	—	(458,320)
Amortization of deferred costs related to borrowing facility	146,470	124,081	1,056,811
Net decrease (increase) in other assets	(41,916)	289,428	(1,094,723)
Net increase (decrease) in accounts payable, other accrued
liabilities, and accrued management fees	527,042	(662,165)	(369,842)
Origination of loans	(92,381,843)	(76,924,506)	(132,990,081)
Principal payments on loans	89,488,228	92,748,512	51,908,770
Acquisition of equity securities	(6,637,867)	(4,816,755)	(4,586,178)
Net increase in other investment	(249,955)	(768,247)	—
Net cash provided by (used in) operating activities	9,506,633	28,787,772	(75,366,273)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distribution to shareholder	(16,800,000)	(17,400,000)	—
Contributions from shareholder	—	—	131,500,000
Payment of bank facility fees and costs	—	(294,963)	—
Borrowings under debt facility	—	1,000,000	30,400,000
Repayment of debt facility	—	(1,000,000)	(73,400,000)
Net cash provided by (used in) financing activities	(16,800,000)	(17,694,963)	88,500,000
Net increase(decrease) in cash and cash equivalents	(7,293,367)	11,092,809	13,133,727
CASH AND CASH EQUIVALENTS:
Beginning of year	33,064,846	21,972,037	8,838,310
End of year	$25,771,479	$33,064,846	$21,972,037
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE YEAR FOR:
Interest	$121,667	$237,677	$1,910,871
NON-CASH ACTIVITIES:
Receipt of equity securities as repayment of loan	$644,072	$4,598,323	$696,429
Distributions of equity securities to shareholder	$7,281,939	$9,415,078	$5,282,607

See notes to financial statements.

VENTURE LENDING & LEASING V, INC.
Notes to Financial Statements for the Years Ended December 31, 2010 and 2009
1. ORGANIZATION AND OPERATIONS OF THE FUND
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

The Fund's investment objective is to achieve a high total return.  The Fund seeks to achieve its investment objective by providing debt financing to portfolio companies.  The Fund's investing activities focus primarily on private debt securities.  The Fund generally receives warrants to acquire equity securities in connection with its portfolio investments.  The Fund generally distributes these warrants to its shareholder upon receipt.  The Fund also has guidelines for the percentage of total assets which will be invested in different types of assets.
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
Valuation Methods
At December 31, 2010 and 2009, the financial statements include nonmarketable investments ($137.9 million and $142.0 million or approximately 83% and 80% of the total assets) with fair values determined by the Manager in the absence of readily determinable market values.  Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.  Below is the information used by the Manager in making these estimates.
Fair value is the price that would be received to sell an asset or paid to lower a liability in an orderly transaction between market participants.  There is no secondary market for the loans, hence management determines fair value based on hypothetical markets.  Venture loans are generally held to maturity and are recorded at estimated fair value.  Management determines whether to adjust the estimated fair value of a loan based on a number of factors including but not limited to the borrower's payment history, available cash and “burn rate,” revenues, net income or loss, the likelihood that the borrower will be able to secure additional financing in the future, as well as an evaluation of the general interest rate environment.  The amount of any valuation adjustment is determined based upon a credit analysis of the borrower and an analysis of the expected recovery from the borrower, including consideration of factors such as the nature and quality of the Fund's security interests in collateral, the estimated value of the Fund's collateral, the size of the loan, and the estimated time that will elapse before the Fund achieves a recovery.
Money market funds and debt instruments held as Cash and Cash Equivalents are valued at their most recently posted net asset value, if available, or at amortized cost, provided such amount is not materially different from quoted price.
Debt securities held as Short-term Investments are valued based on current bid quotations of recognized dealers or, when market quotations are not readily available, based on appraisals received from a pricing service using a computerized matrix system, or based upon appraisals derived from information concerning the securities or similar securities received from recognized dealers in the securities.  Notwithstanding the foregoing, debt securities with remaining maturities of ninety (90) days or fewer generally are valued by amortizing the difference between their last available fair value and their par value, provided such amount is not materially different from quoted price.  As of December 31, 2010 and 2009, the Fund held no short-term investments.
Warrants and Stock
Warrants and stock that are received in connection with loan transactions will generally be assigned a fair value at the time of acquisition. These securities are then distributed by the Fund to the Company at the assigned value. Warrants are valued based on a modified Black-Scholes option pricing model which takes into account underlying stock value, expected term, volatility, risk-free interest rate, among other factors.  Warrants are typically distributed immediately upon receipt to the Company.
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
As of December 31, 2010 and 2009, loans with a cost basis of $15.2 million and $11.3 million and a fair value of $5.7 million and $5.9 million, respectively, have been classified as nonaccrual.
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
Interest Rate Swap
The Fund entered into an interest rate swap agreement to hedge its interest rate on its borrowings under its debt facility. Unrealized gains and losses from hedging activities have been separately reported from unrealized gains and losses from investment activities and are included in net realized and unrealized gain (loss) from hedging activities in these financial statements.  Also included in realized and unrealized gain (loss) from hedging activities is the net interest received or paid on the interest rate swap transactions beginning with the quarter ended September 30, 2008 (amounts were previously included in interest expense and were not considered material). As of December 31, 2010, the Fund did not have any swap transactions.
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
Challenges in Financial Markets
The ability of the Fund to provide an acceptable return may be adversely affected by economic factors to which the marketplace is subject.  Volatility in the global financial markets reached unprecedented  levels during the past few years, and these conditions may continue into the near future. The Fund's estimates of fair value are based on the best information available to the Manager as of the date of valuation. Restrictions on the availability of financing as well as the current economic environment have resulted in a low volume of purchase and sale transactions, limiting the number of observable input available to Management in making their estimates of fair value. This market turmoil could have a material adverse effect on the Fund's business and operations.   The tightening of the credit markets could impair the Fund's ability to utilize leverage to maximize the return it achieves on investments.
Market conditions could also adversely impact the ability of the Fund's borrowers to meet their obligations to the Fund and the value of the Fund's direct investments in companies.  Most of the companies in which the Fund invests have not achieved profitability and require substantial equity financing to satisfy their continuing growth and working capital requirements.  The weak economy could retard and possibly decrease the demand for such borrower's products and technology, thereby impairing such borrower's financial condition and ability to raise additional equity financing from outside investors.  This could result in an increase in borrower defaults under their obligations to the Fund, or a decrease in the value of the Fund's direct equity investments.  U.S. and global economic conditions could continue to deteriorate and remain weak for an extended period of time. Additionally, it is possible that market conditions could decrease the demand for venture loans.
Recently Issued Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board ( "FASB") issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), Improving Disclosures about Fair Value Measurements, which, among other things, amends Accounting Standards Codification ("ASC") 820, Fair Value Measurements ("ASC 820"), and requires additional disclosure related to recurring and nonrecurring fair value measurements with respect to transfers in and out of Levels 1 and 2 and requires entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis). It also clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements (which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years). The adoption of ASU 2010-06 did not have a material impact on the Fund's financial statements. Certain parts of ASU 2010-06 are not yet effective. Management is currently evaluating the impact of the Level 3 disclosure requirements on the Fund's financial statement disclosures.

Tax Status

As long as the Fund qualifies as a Regulated Investment Company (“RIC”), it will not pay any federal or state corporate income tax on income that is distributed to its shareholder (pass-through status).  Should the Fund not qualify as a RIC or lose its RIC status, it could be taxed as an ordinary corporation on its taxable income for that year (even if that income is distributed to its shareholder), and all distributions out of its earnings and profits will be taxable to its shareholder as ordinary income.  As of December 31, 2010, the Fund had no uncertain tax positions.

The Fund's tax years open to examination by major jurisdictions are 2007 and forward.
3. SUMMARY OF INVESTMENTS
Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working capital up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment.  As of December 31, 2010, the Fund's investments in loans are primarily to companies based within the United States and are diversified among borrowers in the industries shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below. (the sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).
ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale.
Loan balances are summarized by borrower.  Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded.  Each loan drawn under a commitment has a different maturity date and amount.  For the year ended December 31, 2010 and 2009 the weighted average interest rate on gross performing loans was 17.86% and 16.42%, respectively.  Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including volatility, early payoffs, and recovery of interest from non-performing assets.
Loans as of December 31, 2010 are to non-affiliates and consist of the following (industry classifications are unaudited):

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 12/31/10	12/31/10	Maturity Date
Biotechnology
Bioabsorbable Therapeutics, Inc.		$3,089	$798,089	*
IntegenX, Inc.		2,718,413	2,718,413	12/1/12
Pathway Genomics Corp.		2,174,819	2,174,819	7/1/13
Stem CentRx, LLC		936,471	936,471	1/1/14
Subtotal:	3.6%	$5,832,792	$6,627,792

Carrier Networking
Opvista, Inc.		$1,682,838	$1,682,838	*
TimeData Corp.		—	202,001	*
Subtotal:	1.0%	$1,682,838	$1,884,839

Computers & Storage
D-Wave Systems, Inc.		$1,088,997	$1,088,997	11/1/13
Nexenta Systems, Inc.		798,241	798,241	5/1/13
Subtotal:	1.2%	$1,887,238	$1,887,238

Enterprise Networking
Envivio, Inc.		$22,502	$22,502	1/1/11
Vyatta, Inc.		485,069	485,069	9/1/12
Subtotal:	0.3%	$507,571	$507,571

Internet
Akademos, Inc.		$661,512	$661,512	4/1/13
Blekko, Inc.		2,704,501	2,704,501	2/1/13
BuzzLogic, Inc.		815,500	815,500	10/1/13
Collarity, Inc.		—	669,821	*
Cuil, Inc.		124,377	2,529,377	*
DisplayLink, Ltd.		1,343,240	1,343,240	6/1/13
Donnerwood Media, Inc.		151,117	151,117	5/1/11
eduFire, Inc.		—	269,893	*
Fwix, Inc.		51,270	51,270	8/1/13
Genius.com, Inc.		366,918	366,918	12/1/12
Inigral, Inc.		42,411	42,411	9/1/11
Insider Guides, Inc.		3,709,331	3,709,331	12/1/13
Instructables, Inc.		213,627	213,627	7/1/12
Involver, Inc.		1,052,842	1,052,842	6/1/13
LOLapps, Inc.		453,810	453,810	11/1/13
Loomia, Inc.		—	277,681	*

MGEL, Inc.		385,473	385,473	1/1/13
MMJK, Inc.		1,233,222	1,233,222	12/1/12
PeerPong, Inc.		469,871	469,871	6/1/13
PerformLine, Inc.		163,221	163,221	4/1/12
Philotic, Inc.		248,022	248,022	8/1/13
Plastic Jungle, Inc.		1,223,902	1,223,902	11/1/12
Quantcast Corp.		4,885,191	4,885,191	1/1/14
Rocket Fuel, Inc.		848,541	848,541	3/1/13
Semantic Sugar, Inc.		182,623	182,623	7/1/12
Sittercity, Inc.		1,280,356	1,280,356	11/1/13
SugarSync, Inc.		91,830	91,830	5/1/11
ThisNext, Inc.		192,612	192,612	1/1/12
Topsy Labs, Inc.		2,003,704	2,003,704	4/1/13
Ustream, Inc.		4,400,460	4,400,460	1/1/14
WeddingWire, Inc.		328,400	328,400	10/1/13
Worktopia, Inc.		349,264	349,264	12/1/11
Youku.com, Inc.		3,285,917	3,285,917	7/1/13
Subtotal:	20.3%	$33,263,065	$36,885,460

Medical Devices
AirXpanders, Inc.		$254,730	$254,730	9/1/11
Bacterin International Holdings, Inc.		814,518	814,518	11/1/13
Biomerix Corp.		316,664	316,664	12/1/11
Cellscape Corp.		254,422	254,422	12/1/12
ConforMIS, Inc.		4,929,917	4,929,917	6/1/12
CV Ingenuity Corp.		147,592	147,592	8/1/12
CyberHeart, Inc.		549,830	729,830	*
Evera Medical, Inc.		—	567,215	*
iBalance Medical, Inc.		178,907	278,907	*
Intellidx, Inc.		204,145	904,145	*
Kona Medical, Inc.		363,770	363,770	11/1/13
Oculus Innovative Sciences, Inc.		2,659,267	2,659,267	11/1/13
PEAK Surgical, Inc.		3,739,037	3,739,037	7/1/13
PinPointe U.S.A., Inc.		791,705	791,705	7/1/12
Spinal Kinetics, Inc.		1,504,677	1,504,677	10/1/13
Suneva Medical, Inc.		2,196,571	2,196,571	6/1/13
Varix Medical Corp.		135,141	180,141	*
Subtotal:	11.6%	$19,040,893	$20,633,108

Other Technology
Ampulse Corp.		$1,302,365	$1,302,365	2/1/13
Astro Gaming, Inc.		1,011,543	1,011,543	2/1/13
Coulomb Technologies, Inc.		545,028	545,028	6/1/13
Daylight Solutions, Inc.		1,641,672	1,641,672	8/1/13
EcoSMART Technologies, Inc.		3,824,177	3,824,177	10/1/13
eIQ Energy, Inc.		461,842	461,842	6/1/13
EoPlex Technologies, Inc.		573,362	573,362	10/1/13
PlantSense, Inc.		449,866	449,866	8/1/13
Sezmi Corp.		432,729	432,729	2/1/12
Soliant Energy, Inc.		425,427	425,427	7/1/12
Streamlite, Inc.		4,687,168	4,687,168	4/1/13
Sub-One Technology, Inc.		253,424	253,424	12/1/11
Svaya Nanotechnologies, Inc.		109,489	109,489	7/1/13
WeatherBill, Inc.		3,581,051	3,581,051	4/1/13

ZeaChem, Inc.		4,670,162	4,670,162	7/1/13
Subtotal:	14.6%	$23,969,305	$23,969,305

Security
Dragnet Solutions, Inc.		$296,743	$296,743	12/1/11
Guardian Analytics, Inc.		366,413	366,413	12/1/11
Nevis Networks, Inc.		—	263,762	*
TrustedID, Inc.		423,949	423,949	6/1/12
Subtotal:	0.7%	$1,087,105	$1,350,867

Semiconductors & Equipment
Alereon, Inc.		$1,137	$76,137	*
Azuro, Inc.		651,109	651,109	9/1/11
Discera, Inc.		2,179	2,179	1/1/11
Intelleflex Corp.		150,119	150,119	4/1/11
Newport Media, Inc.		2,870,116	2,870,116	1/1/13
SiPort, Inc.		1,611,189	1,611,189	9/1/13
Tela Innovations, Inc.		124,010	124,010	7/1/11
Subtotal:	3.3%	$5,409,859	$5,484,859

Software
AcousticEye, Ltd.		$702,614	$702,614	12/1/13
Anchor Intelligence, Inc.		198,754	498,754	*
Athena Design Systems, Inc.		—	53,849	*
Atlantis Computing, Inc.		165,259	165,259	9/1/12
BlueRoads Corp.		16,989	811,989	*
Cloudmark, Inc.		4,952,583	4,952,583	2/1/13
Cloudshare, Inc.		1,287,471	1,287,471	2/1/12
Corduro, Inc.		450,196	450,196	12/1/13
D Software, Inc.		84,090	84,090	1/1/13
Demandbase, Inc.		638,613	638,613	10/1/12
Future Point Systems, Inc.		136,921	136,921	5/1/12
Gazillion, Inc.		941,348	941,348	11/1/13
Global Analytics, Inc.		3,670,671	3,670,671	9/1/13
Intalio, Inc.		790,343	790,343	9/1/13
JasperSoft, Inc.		280,149	280,149	5/1/11
KIT Digital, Inc.		5,763,261	5,763,261	9/1/13
Knowledge Adventure, Inc.		1,469,681	1,469,681	5/1/12
Krux Digital, Inc.		455,793	455,793	12/1/13
MarketFish, Inc.		174,445	174,445	9/1/12
Medsphere Systems Corp.		2,251,709	2,251,709	10/1/12
Mr. Number, Inc.		275,344	275,344	11/1/12
Palantir Technologies, Inc.		8,385,529	8,385,529	6/1/13
Queplix Corp.		234,420	234,420	7/1/13
RingCube Technologies, Inc.		515,043	515,043	10/1/11
RivalWatch, Inc.		382,732	382,732	2/1/13
SOA Software, Inc.		627,110	627,110	4/1/11
SoundHound, Inc.		458,933	458,933	9/1/13
Universal Ad, Inc.		158,769	318,769	*
Validare, Inc.		212,497	212,497	10/1/13
Verix, Inc.		825,128	1,105,128	*
Viewdle, Inc.		209,204	209,204	12/1/11
Xtime, Inc.		609,883	609,883	10/1/13
Yap, Inc.		690,576	690,576	9/1/13

Subtotal:	23.2%	$38,016,058	$39,604,907

Technology Services
DigitalPath, Inc.		$758,765	$758,765	10/1/13
Subtotal:	0.5%	$758,765	$758,765

Wireless
Cellfire, Inc.		$329,990	$329,990	1/1/12
DeFi Global, Inc.		137,344	337,344	*
Emotive Communications, Inc.		11,388	286,388	*
July Systems, Inc.		930,596	930,596	9/1/13
Mobclix, Inc.		468,674	468,674	9/1/12
Nextivity, Inc.		1,376,036	2,066,036	*
Quickoffice, Inc.		940,287	940,287	10/1/12
SandLinks, Inc.		68,984	268,984	*
Send Me, Inc.		632,066	632,066	4/1/12
Silent Communication, Ltd.		782,042	782,042	5/1/13
Venturi Wireless, Inc.		481,734	481,734	1/1/12
Subtotal:	3.8%	$6,159,141	$7,524,141

Total (Cost of $147,118,852):	84.1%	$137,614,630	$147,118,852

*As of December 31, 2010, loans with a cost basis of $15.2 million and fair value of $5.7 million have been classified as nonaccrual.  These loans have been accelerated from an original maturity and are due in their entirety.  During the period for which these loans have been on nonaccrual status, no interest income has been recognized.

Loans as of December 31, 2009 are to non-affiliates and consist of the following (industry classifications are unaudited):

	Percentage of	Estimated Fair Value	Par Value	Final
Borrower	Net Assets	12/31/2009	12/31/2009	Maturity Date
Biotechnology
Bioabsorbable Therapeutics, Inc.		$172,963	$912,963	*
Microchip Biotechnologies, Inc.		3,749,728	3,749,728	11/1/2012
Pathway Genomics, Corp.		2,681,835	2,681,835	12/1/2012
SanBio, Inc.		470,563	470,563	6/1/2010
Trellis Bioscience, Inc.		173,790	173,790	12/1/2010
Subtotal:	4.1%	$7,248,879	$7,988,879

Carrier Networking
Kodiak Networks, Inc.		$196,266	$196,266	4/1/2010
Opvista, Inc.		842,838	1,682,838	*
TimeData, Corp.		211,465	211,465	3/1/2012
Wavebender, Inc.		103,372	103,372	1/1/2011
Subtotal:	0.8%	$1,353,941	$2,193,941

Computers & Storage
Cloudshield, Inc.		$1,343,874	$1,343,874	4/1/2011
D-Wave Systems, Inc.		940,132	940,132	12/1/2012
Gear Six, Inc.		291,222	291,222	12/1/2010
NComputing, Inc.		445,277	445,277	9/1/2010
Vidyo, Inc.		809,898	809,898	10/1/2010

Subtotal:	2.2%	$3,830,403	$3,830,403

Enterprise Networking
Envivio, Inc.		$1,451,594	$1,451,594	1/1/2011
PacketMotion, Inc.		798,291	798,291	3/1/2011
Vyatta, Inc.		999,379	999,379	2/1/2011
Subtotal:	1.8%	$3,249,264	$3,249,264

Internet
Aggregate Knowledge, Inc.		$529,127	$529,127	12/1/2011
Arcadia Entertainment, Inc.		79,505	229,505	*
Blekko, Inc.		307,107	307,107	12/1/2011
BuzzLogic, Inc.		486,303	486,303	8/1/2011
cc:Betty, Inc.		301,733	301,733	8/1/2012
Collarity, Inc.		535,618	715,618	*
Cuil, Inc.		3,563,005	3,563,005	12/1/2012
Delve Networks, Inc.		320,605	320,605	7/1/2011
Donnerwood Media, Inc.		483,185	483,185	5/1/2011
eduFire, Inc.		192,863	292,863	2/1/2012
EForce Media, Inc.		762,432	1,512,432	*
Fwix, Inc.		22,181	22,181	1/1/2013
Genius.com , Inc.		673,332	673,332	12/1/2012
iGroup Network, Inc.		372,082	372,082	4/1/2012
Inigral, Inc.		92,883	92,883	8/1/2011
Insider Guides, Inc.		2,698,751	2,698,751	4/1/2012
Instructables, Inc.		170,623	170,623	4/1/2012
Loomia, Inc.		351,522	351,522	12/1/2011
MMJK, Inc.		1,431,315	1,431,315	12/1/2012
Multiply, Inc.		570,185	570,185	9/1/2011
PerformLine, Inc.		237,945	237,945	12/1/2011
Philotic, Inc.		204,635	204,635	11/1/2012
Plastic Jungle, Inc.		1,289,857	1,289,857	9/1/2012
Quantcast, Corp.		4,169,098	4,169,098	1/1/2013
Radar Networks, Inc.		297,134	297,134	10/1/2010
RPM Communications, Inc.		62,632	222,632	*
Semantic Sugar, Inc.		270,261	270,261	7/1/2012
SugarSync, Inc.		288,289	288,289	5/1/2011
TheFind, Inc.		760,747	760,747	12/1/2011
ThisNext, Inc.		375,549	375,549	5/1/2011
Topsy Labs, Inc.		1,490,019	1,490,019	1/1/2013
UStream.TV, Inc.		1,604,259	1,604,259	5/1/2012
Videojax, Inc.		51,331	311,331	*
Worktopia, Inc.		573,291	573,291	11/1/2011
Youku.com, Inc.		2,795,891	2,795,891	1/1/2012
Subtotal:	16.2%	$28,415,295	$30,015,295

Medical Devices
Accuri Cytometers, Inc.		$328,882	$328,882	9/1/2010
AirXpanders, Inc.		493,179	493,179	9/1/2011
Ample Medical, Inc.		18,734	32,734	*

Biomerix, Corp.		924,209	924,209	12/1/2011
Cellscape, Corp.		183,091	183,091	8/1/2012
ConforMIS, Inc.		7,575,646	7,575,646	6/1/2012
CV Ingenuity, Corp.		202,669	202,669	8/1/2012
CyberHeart, Inc.		975,031	975,031	8/1/2011
Evera Medical, Inc.		364,779	564,779	9/1/2011
iBalance Medical, Inc.		793,637	793,637	9/1/2010
Intellidx, Inc.		1,063,114	1,163,114	4/1/2011
Nellix, Inc.		4,069,940	4,069,940	12/1/2011
PEAK Surgical, Inc.		2,206,100	2,206,100	7/1/2012
PinPointe U.S.A., Inc.		1,167,049	1,167,049	7/1/2012
Softscope Medical Technologies, Inc.		262,893	262,893	6/1/2011
Suneva Medical, Inc.		878,666	878,666	11/1/2012
Varix Medical, Inc.		192,363	192,363	9/1/2011
Subtotal:	12.3%	$21,699,982	$22,013,982

Other Healthcare
Advanced ICU Care, Inc.		$109,827	$109,827	10/1/2010
NanoSphere, Inc.		1,890,288	1,890,288	8/1/2010
Skylight Healthcare Systems, Inc.		2,415,766	2,415,766	10/1/2011
Subtotal:	2.5%	$4,415,881	$4,415,881

Other Technology
Astro Gaming, Inc.		$897,216	$897,216	7/1/2012
Daylight Solutions, Inc.		1,353,208	1,353,208	12/1/2012
EcoSMART Technologies, Inc.		1,731,687	1,731,687	10/1/2012
EoPlex Tehcnologies, Inc.		527,634	527,634	6/1/2011
Integrity Block, Inc.		72,913	92,913	*
Global MailExpress, Inc.		1,254,624	1,254,624	4/1/2013
Oryxe Energy International, Inc.		391,642	521,642	*
Sezmi, Corp.		1,793,646	1,793,646	2/1/2012
Solaria, Corp.		2,463,265	2,463,265	3/1/2011
Soliant Energy, Inc.		610,442	610,442	7/1/2012
Sub-One Technology, Inc.		424,104	424,104	12/1/2011
Subtotal:	6.6%	$11,520,381	$11,670,381

Security
Dragnet Solutions, Inc.		$574,091	$574,091	6/1/2011
Guardian Analytics, Inc.		619,189	619,189	8/1/2011
Nevis Networks, Inc.		123,762	303,762	*
TrustedID, Inc.		645,609	645,609	6/1/2011
Subtotal:	1.1%	$1,962,651	$2,142,651

Semiconductors & Equipment
Alereon, Inc.		$528,072	$528,072	7/1/2010
Azuro, Inc.		1,418,087	1,418,087	9/1/2011
Cswitch		—	36,944	*
Discera, Inc.		198,132	198,132	1/1/2011
Insilica, Inc.		502,965	502,965	11/1/2010
Integrated Materials, Inc.		117,533	117,533	3/1/2010

Intelleflex, Corp.		811,691	811,691	4/1/2011
InvenSense, Inc.		282,415	282,415	1/1/2011
Newport Media, Inc.		3,186,448	3,186,448	5/1/2012
Revera, Inc.		486,037	486,037	2/1/2011
SiPort, Inc.		1,889,710	1,889,710	7/1/2012
Teknovus, Inc.		1,448,894	1,448,894	9/1/2011
Tela Innovations, Inc.		459,437	459,437	7/1/2011
Zenverge, Inc.		588,121	588,121	7/1/2011
Subtotal:	6.8%	$11,917,542	$11,954,486

Software
Anchor Intelligence, Inc.		$648,108	$648,108	12/1/2011
Athena Design Systems, Inc.		20,849	53,849	*
Atlantis Computing, Inc.		191,426	191,426	9/1/2012
Berkeley Design Automation, Inc.		421,775	421,775	4/1/2011
BlueRoads, Corp.		101,989	811,989	*
Cloudmark, Inc.		2,581,960	2,581,960	12/1/2011
Cloudshare, Inc.		2,210,122	2,210,122	2/1/2012
Demandbase, Inc.		293,081	293,081	11/1/2010
Emergent Game Technologies, Inc.		2,515,770	2,515,770	12/1/2012
Future Point Systems, Inc.		181,817	181,817	4/1/2012
Gazillion, Inc.		1,312,700	1,312,700	3/1/2011
Integrien, Corp.		394,734	394,734	7/1/2010
JasperSoft, Inc.		862,849	862,849	5/1/2011
Kabira Technologies, Inc.		1,069,892	1,069,892	12/1/2010
Kareo, Inc.		101,619	101,619	12/1/2010
Knowledge Adventure, Inc.		2,462,690	2,462,690	5/1/2012
Market6, Inc.		301,142	301,142	7/1/2010
MarketFish, Inc.		225,979	225,979	9/1/2012
Medsphere Systems, Corp.		1,490,789	1,490,789	5/1/2012
Orb Networks, Inc.		158,962	158,962	8/1/2010
Palantir Technologies, Inc.		5,509,085	5,509,085	11/1/2012
RingCube Technologies, Inc.		765,749	765,749	10/1/2011
RivalWatch, Inc.		205,850	205,850	9/1/2012
Skydeck, Inc.		401,579	401,579	2/1/2012
SOA Software, Inc.		1,863,653	1,863,653	4/1/2011
Universal Ad, Inc.		154,304	304,304	*
Verix, Inc.		1,221,314	1,221,314	8/1/2011
Viewdle, Inc.		380,423	380,423	12/1/2011
Widevine Technologies, Inc.		1,777,475	1,777,475	4/1/2012
Xtime, Inc.		499,574	499,574	7/1/2011
Zoove, Corp.		104,936	104,936	7/1/2011
Subtotal:	17.3%	$30,432,195	$31,325,195

Technology Services
OpSource, Inc.		$1,935,343	$1,935,343	12/1/2011
SG Micro, Inc.		380,841	380,841	4/1/2011
Subtotal:	1.3%	$2,316,184	$2,316,184

Wireless

Cellfire, Inc.		$1,041,066	$1,041,066	4/1/2011
DeFi Mobile, Ltd.		337,344	337,344	*
Dilithium Networks, Inc.		1,530,907	1,530,907	6/1/2011
Emotive Communications, Inc.		143,630	393,630	*
Hands-On Mobile, Inc.		638,217	638,217	5/1/2010
July Systems, Inc.		523,480	523,480	*
Nextivity, Inc.		1,376,036	2,066,036	*
Ortiva Wireless, Inc.		1,018,036	1,018,036	5/1/2011
Quickoffice, Inc.		1,634,620	1,634,620	10/1/2012
SandLinks, Inc.		125,324	255,324	*
Send Me, Inc.		1,529,053	1,529,053	4/1/2012
Silent Communication Ltd.		602,305	602,305	9/1/2012
SmartDrive Systems, Inc.		240,106	240,106	6/1/2010
Venturi Wireless, Inc.		892,694	892,694	1/1/2012
Vivotech, Inc.		1,985,226	1,985,226	8/1/2011
Subtotal:	7.7%	$13,618,044	$14,688,044

Total: (Cost $147,804,586)	80.8%	$141,980,642	$147,804,586

*As of December 31, 2009, loans with a cost basis of $11.3 million and fair value of $5.9 million have been classified as nonaccrual.  These loans have been accelerated from an original maturity and are due in their entirety.  During the period for which these loans have been on nonaccrual status, no interest income has been recognized.
The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies.  These loans are generally secured by assets of the borrowers.  As a result, the Fund is subject to general credit risk associated with such companies.  At December 31, 2010 and 2009, the Fund had unexpired unfunded commitments to borrowers of $47.7 million and $62.4 million, respectively.
Valuation Hierarchy
Under ASC 820, the Fund categorizes its fair value measurements according to a three-level hierarchy. The hierarchy prioritizes the inputs used by the Fund's valuation techniques. A level is assigned to each fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are defined as follows:

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
The following table presents the balances of assets measured at fair value on a recurring basis:

As of December 31, 2010	Level 1	Level 3	Total
ASSETS:
Loans to borrowers	—	$137,614,630	$137,614,630
Other investment	—	283,202	283,202
Cash equivalents	25,771,479	—	25,771,479
Total assets	$25,771,479	$137,897,832	$163,669,311

As of December 31, 2009	Level 1	Level 3	Total
ASSETS:
Loans to borrowers	—	$141,980,642	$141,980,642
Other investment	—	33,247	33,247
Cash equivalents	33,064,846	—	33,064,846
Total assets	$33,064,846	$142,013,889	$175,078,735
The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Year Ended
	December 31, 2010
	Loans to borrowers	Other investment
Beginning balance	$141,980,642	$33,247
Acquisitions and originations	92,381,843	250,000
Principal reductions	(90,132,300)	(45)
Net change in unrealized loss from investments	(3,680,278)	—
Net realized loss from investments	(2,935,277)	—
Ending balance	$137,614,630	$283,202
4. LONG-TERM DEBT FACILITY
On February 20, 2009, the Fund entered into agreements with Union Bank, N.A. that established a secured revolving loan facility in an initial amount of up to $30,000,000.  The Fund had the option to request that lenders providing such facility increase the borrowing availability thereunder to no more than $230,000,000 in the aggregate, as commitments may be obtained, however, the lenders were under no obligation to do so.  Additional fees would be required to be paid in order to upsize the facility. Loans under the facility may be, at the option of the Fund, either Reference Rate loans or LIBOR loans. The interest rate on this facility is LIBOR plus 2.50 percent or Reference Rate (as defined in the agreement) plus 0.75 percent. The facility terminated on February 18, 2011. The balance of the Fund's outstanding debt as of December 31, 2010 is $0.
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
The facility contains various covenants including financial covenants related to: (i) Debt to Net Worth Ratio, (ii) Minimum Debt Service Coverage Ratio, (iii) Interest Coverage Ratio, (iv) Asset Coverage, (v) Asset Coverage Under Investment Company Act, (vi) Maximum Loan Loss Reserves, and (vii) Unfunded Commitment Ratio. There are also various restrictive covenants, including limitations on (i) the incurrence of liens, (ii) consolidations, mergers and asset sales, and (iii) capital expenditures. As of December 31, 2010 and December 31, 2009, the Fund was in compliance with these covenants.
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
6. CAPITAL STOCK
As of December 31, 2010 and December 31, 2009, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company is $270.0 million.  Total contributed capital to the Company through December 31, 2010 and December 31, 2009 was $202.5 million, respectively, of which $193.5 million was contributed to the Fund.
For the years ended December 31, 2010, 2009 and 2008, distributions of $24.1 million, $24.1 million, and $5.3 million, respectively were made to the Fund's shareholder, and were comprised of the following:

	2010	2009	2008
Cash distributions	$16,800,000	$17,400,000	$0
Distributions of equity securities	7,281,939	9,415,078	5,282,607

Total distributions to shareholder	$24,081,939	$26,815,078	$5,282,607
At December 31, 2010, 2009 and 2008, distributable earnings include unrealized depreciation on loans and hedging activities of $(9,504,222), $(5,823,944), and $(1,755,000), respectively.
7. MANAGEMENT AND RELATED PARTIES
Management
As compensation for its services to the Fund, the Manager receives a management fee (“Management Fee”) computed and paid at the end of each quarter at an annual rate of 2.5 percent of the Company's committed equity capital (regardless of when or if the capital is called) as of the last day of each fiscal quarter in a two-year period commencing with the first capital closing, which took place on February 21, 2007.  Following this two-year period, Management Fees are calculated and paid at the end of each quarter at an annual rate equal to the greater of: (i) 2.5% of the total value of the assets of the Fund (including amounts derived from borrowed funds), as of the last day of each such fiscal quarter, and (ii) the difference between 1.5% of the committed equity capital of the Company (regardless of when or if such committed capital is called) and the Company management fee payable for such quarter.  Management fees of $4.2 million ,$4.8 million and $6.8 million were recognized as expenses for the year ended December 31, 2010, 2009 and 2008, respectively.
Related Parties
Certain officers and directors of the Company also serve as officers and directors of the Manager.  The Articles of Incorporation of the Fund provide for indemnification of directors, officers, employees, and agents (including the Manager) of the Fund to the full extent permitted by applicable state law and the 1940 Act, including the advance of expenses and reasonable counsel fees.  The Articles of Incorporation of the Fund also contain a provision eliminating personal liability of a Fund director or officer to the Fund or its shareholder for monetary damages for certain breaches of their duty of care. For this reason, the Fund has acquired the Directors & Officers policy.
Transactions with Venture Lending & Leasing IV, Inc (“ Fund IV”)
The Manager also serves as investment manager for Fund IV.  The Fund's Board of Directors determined that so long as Fund IV has capital available to invest in loan transactions with final maturities earlier than December 31, 2012 (the date on which Fund IV will be dissolved), the Fund will invest in each portfolio company in which Fund IV invests (“Investments”).  The amount of each Investment was allocated 50% to the Fund and 50% to Fund IV so long as Fund IV has capital available to invest.  Since May 2008, Fund IV was no longer permitted to enter into new commitments to borrowers; however, Fund IV was permitted to fund existing commitments.  While investing the Fund's capital in the same companies in which Fund IV is also investing could provide the Fund with greater diversification and access to larger transactions, it could also result in a slower pace of investment than would be the case if the Fund were investing in companies by itself.

Transactions with Venture Lending & Leasing VI, Inc. (“Fund VI”)
The Manager also serves as investment manager for Fund VI.  Initially the amount of each Investment has been allocated 50% to the Fund and 50% to Fund VI so long as the Fund has capital available to invest.  This percentage may be changed after the final close of capital at which time a determination of the percentage allocation will be made. After February 2011, the Fund is no longer permitted to enter into new commitments to borrowers; however, the Fund will be permitted to fund existing commitments.  While investing the Fund's capital in the same companies in which Fund VI is also investing could provide the Fund with greater diversification and access to larger transactions, it could also result in a slower pace of investment than would be the case if the Fund were investing in companies by itself.

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
Intercreditor Agreements.
In transactions in which both the Fund and Fund IV or Fund VI invest, it is expected that the Fund and Fund IV or Fund VI, as applicable, will enter into an intercreditor agreement pursuant to which the parties will cooperate in pursuing their remedies following a default by the common borrower. Generally, under such intercreditor agreements, each party agrees that its security interest would be treated in parity with the security interest of the other party, regardless of which security interest would have priority under applicable law.  Accordingly, proceeds realized from the sale of any collateral or the exercise of any other creditor's rights will be allocated between the parties pro rata in accordance with the amounts of their respective investments.  An exception to the foregoing arrangement would occur in situations where, for example, one of the lenders financed specific items of equipment collateral; in that case, usually the lender who financed the specific assets will have a senior lien on that asset, and the other lender will have a junior priority lien (even though they may ratably share liens of equal priority on other assets of the common borrower).  As a result of such intercreditor agreements, the Fund may have less flexibility in pursuing its remedies following a default than it would have had there been no intercreditor agreement, and the Fund may realize fewer proceeds.  In addition, because the Fund and Fund IV or Fund VI, as applicable, invest at the same time in the same borrower, such borrower would be required to service two loans rather than one.  Any additional administrative costs or burdens resulting there from may make the Fund a less attractive lender, and may make it more difficult for the Fund to acquire such loans.
8. OTHER INVESTMENTS
Other Investments include an interest in Sensors Licensing, LLC ("SL LLC") and a convertible note in StemCentrx, LLC.
In May 2009, the Fund repossessed the collateral from a borrower who was having financial difficulties.  At the time of the repossession, the loan from the borrower had a cost basis of $2,433,298 and a book value of $1,213,298.  The repossessed assets were immediately contributed to a newly formed LLC, SL LLC, in conjunction with a licensing agreement between SL LLC and an unaffiliated third party.  The Fund and Fund IV have a 50% ownership interest in SL LLC.
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
Because the collateral is highly customized and no current buyer or lessee has been identified, the Fund took a $735,000 fair market reduction in 2009, which represents the difference between the previously determined fair value, the collections to date, and the expected liquidation value of the assets should no buyer or lessee be found. The Fund's portion of the expected liquidation value of the asset as of December 31, 2010 is $33,202.
On September 30, 2010, the Fund acquired a convertible note in StemCentrx, LLC for $250,000. As of September 30, 2010, the fair value of the convertible note was determined to be $250,000 based on the estimated value of the shares of stock that the note will convert into. Accrued interest of $1,595 has been recorded as a portion of Other Assets in the Statement of Assets and Liabilities.
9. FINANCIAL HIGHLIGHTS
Accounting principles generally accepted in the United States of America require disclosure of financial highlights of the Fund for the periods presented, the year ended December 31, 2010, 2009, and 2008.  The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period.  The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund.  This required methodology differs from an internal rate of return.  The Fund did not commence operations until February 21, 2007.
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
The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2010	December 31, 2009	December 31, 2008

Total return	7.31%	5.62%	7.63%

Per share amounts:
Net asset value, beginning of year	$1,757.62	$1,927.06	$570.76
Net investment income (loss)	186.56	187.97	116.56
Net change in unrealized and realized loss from investment and hedging activities	(66.15)	(89.26)	(22.43)
Net increase (decrease) in net assets from operations	120.41	98.71	94.13
Capital contributions		—	1,315.00
Return of capital to shareholder	(83.61)	(67.14)	—
Income distributions to shareholder	(157.21)	(201.01)	(52.83)

Net asset value, end of year	$1,637.21	$1,757.62	$1,927.06

Net assets, end of year	$163,720,540	$175,761,560	$192,706,115

Ratios to average net assets:

Expenses	2.95%	3.06%	8.18%
Net investment income (loss)	11.03%	10.26%	9.47%
10. SUBSEQUENT EVENTS
Subsequent events have been reviewed through March 25, 2011. No additional disclosure is required.