Form 10-Q
period 2011-03-31
Venture Lending & Leasing V, Inc.
filed 2011-05-12
CIK 1376067

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [x]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 12, 2011
Common Stock, $.001 par value	100,000

VENTURE LENDING & LEASING V, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited) As of March 31, 2011 and December 31, 2010

Condensed Statements of Operations (Unaudited) For the three months ended March 31, 2011 and 2010

Condensed Statements of Changes in Net Assets (Unaudited) For the three months ended March 31, 2011 and 2010

Condensed Statements of Cash Flows (Unaudited) For the three months ended March 31, 2011 and 2010

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

SIGNATURES

VENTURE LENDING & LEASING V, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF MARCH 31, 2011 AND DECEMBER 31, 2010

	March 31, 2011	December 31, 2010
ASSETS
Loans, at estimated fair value (Cost of $152,756,094 and $147,118,852)	$144,638,360	$137,614,630
Cash and cash equivalents	14,021,001	25,771,479
Other investments (Cost of $759,791 and $1,018,202)	24,791	283,202
Other assets	2,183,866	2,096,498

Total assets	160,868,018	165,765,809

LIABILITIES
Accrued management fees	1,005,425	1,036,036
Accounts payable and other accrued liabilities	252,920	1,009,233

Total liabilities	1,258,345	2,045,269

NET ASSETS	$159,609,673	$163,720,540

Analysis of Net Assets:

Capital paid in on shares of capital stock	$193,525,000	$193,525,000
Return of capital distributions	(24,165,584)	(18,668,229)
Accumulated deficit	(9,749,743)	(11,136,231)
Net assets (equivalent to $1,596.10 and $1,637.21 per share based on100,000 shares of capital stock outstanding - See Note 5)	$159,609,673	$163,720,540

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING V, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

	For the Three Months Ended	For the Three Months Ended
	March 31, 2011	March 31, 2010

INVESTMENT INCOME:
Interest on loans	$5,909,010	$5,828,891
Other interest and other income	18,482	407
Total investment income	5,927,492	5,829,298

EXPENSES:
Management fees	1,005,425	1,084,113
Interest expense	40,745	66,618
Banking and professional fees	75,274	122,675
Other operating expenses	28,520	22,409
Total expenses	1,149,964	1,295,815
Net investment income	4,777,528	4,533,483

Net realized loss from investments	(132,849)	(13,734)
Net change in unrealized gain (loss) from investments	1,386,488	(1,531,632)
Net realized and unrealized gain (loss) from investment activities	1,253,639	(1,545,366)

Net increase in net assets resulting from operations	$6,031,167	$2,988,117

Net increase in net assets resulting from operations per share	$60.31	$29.88
Weighted average shares outstanding	100,000	100,000

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING V, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

	For the Three Months Ended	For the Three Months Ended
	March 31, 2011	March 31, 2010
Net increase in net assets resulting from operations:
Net investment income	$4,777,528	$4,533,483
Net realized loss from investments	(132,849)	(13,734)
Net change in unrealized gain (loss) from investments	1,386,488	(1,531,632)

Net increase in net assets resulting from operations	6,031,167	2,988,117

Distributions of income to shareholder	(4,644,679)	(4,519,749)
Return of capital to shareholder	(5,497,355)	(2,429,634)
Decrease in capital transactions	(10,142,034)	(6,949,383)
Total decrease	(4,110,867)	(3,961,266)

Net assets
Beginning of period	163,720,540	175,761,560

End of period	$159,609,673	$171,800,294

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING V, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

	For the Three Months Ended	For the Three Months Ended
	March 31, 2011	March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$6,031,167	$2,988,117
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized loss from investments	132,849	13,734
Net change in unrealized loss (gain) from investments	(1,386,488)	1,531,632
Net amortization of deferred costs related to borrowing facility	24,412	36,618
Net decrease (increase) in other assets and other investments	(104,963)	17,770
Net increase (decrease) in accounts payable, other accrued liabilities, and accrued management fees	(786,927)	139,521
Origination of loans	(24,070,510)	(20,823,987)
Principal payments on loans	17,143,247	24,177,801
Acquisition of equity securities	(1,733,265)	(1,178,102)
Net cash provided by (used in) operating activities	(4,750,478)	6,903,104
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distribution to shareholder	(7,000,000)	(5,600,000)
Net cash used in financing activities	(7,000,000)	(5,600,000)
Net increase (decrease) in cash and cash equivalents	(11,750,478)	1,303,104
CASH AND CASH EQUIVALENTS:
Beginning of period	25,771,479	33,064,846
End of period	$14,021,001	$34,367,950
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD FOR:
Interest	$46,667	$66,618
NON-CASH ACTIVITIES:
Receipt of equity securities as repayment of loan	$555,013	$171,281
Distributions of equity securities to shareholder	$3,142,033	$1,349,383
Conversion of receivable to stock	$1,595	$—

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

In the Manager's opinion, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading.  The interim results for the three months ended March 31, 2011 are not necessarily indicative of what the results would be for a full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Fund's Annual Report on Form 10-K for the year ended December 31, 2010.

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

Valuation Methods

As of March 31, 2011 and December 31, 2010, the financial statements include nonmarketable investments ( $144,663,151 and $137,897,832 or approximately 90% and 83% of total assets, respectively) with fair values determined by the Manager in the absence of readily determinable market values.  Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

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

Warrants and Stock

Warrants and stock that are received in connection with loan transactions generally will be assigned a fair value at the time of acquisition. These securities are then distributed by the Fund to the Company at the assigned value. Warrants are valued based on a modified Black-Scholes option pricing model which takes into account underlying stock value, expected term, volatility, and risk-free interest rate, among other factors.  Warrants are typically distributed immediately upon receipt to the Company.

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

As of March 31, 2011 and December 31, 2010, loans with a cost basis of $14.7 million and $15.2 million and a fair value of $6.8 million and $5.7 million, respectively, have been classified as nonaccrual.

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

Deferred Bank Fees

Through March 31, 2011 the deferred bank fees and costs associated with the debt facility have been fully amortized over the estimated life of the facility, which was February 2011 (see Note 6).

Recently Issued Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board ( "FASB") issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), Improving Disclosures about Fair Value Measurements, which, among other things, amends Accounting Standard Codification ("ASC") 820, Fair Value Measurements ("ASC 820"), and requires additional disclosure related to recurring and nonrecurring fair value measurements with respect to transfers in and out of Levels 1 and 2 and requires entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis). It also clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements (which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years). The adoption of ASU
2010-06 did not have a material impact on the Fund's financial statements.

Tax Status

The Fund plans on qualifying as a Regulated Investment Company (“RIC”) and elected RIC treatment when it filed its tax return in 2007.  As long as the Fund qualifies as a RIC, it will not pay any federal or state corporate income tax on income that is distributed to its shareholder (pass-through status).  Should the Fund not qualify as a RIC or lose its qualification as a RIC, it could be taxed as an ordinary corporation on its taxable income for that year (even if that income is distributed to its shareholder), and all distributions out of its earnings and profits would be taxable to its shareholder as ordinary income.  As of March 31, 2011 the Fund had no uncertain tax positions.

The Fund's tax years open to examination by major jurisdictions are 2007 and forward.

3. SUMMARY OF INVESTMENTS

Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working capital up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment. As of March 31, 2011, the Fund's investments in loans are primarily to companies based within the United States and are diversified among borrowers in the industry segments shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below  (the sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).

The Fund defines fair value as the price that would be received to sell an asset or paid to settle a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale.

Loan balances are summarized by borrower.  Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded. Each loan drawn under a commitment has a different maturity date and amount.  For the three month period ended March 31, 2011 and 2010, the weighted-average interest rate on performing loans was 17.59% and 17.34%, respectively. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including volatility, early payoffs, and recovery of interest from non-performing assets.

Loans as of March 31, 2011 are to non-affiliates and consist of the following:

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 3/31/11	3/31/2011	Maturity Date
Biotechnology
Bioabsorbable Therapeutics, Inc.		$2,845	$797,845	*
IntegenX, Inc.		2,363,719	2,363,719	12/1/2012
Pathway Genomics Corp.		1,909,223	1,909,223	7/1/2013
Stem CentRx, LLC		943,440	943,440	1/1/2014
Subtotal:	3.3%	$5,219,227	$6,014,227

Carrier Networking
Opvista, Inc.		$1,682,838	$1,682,838	*
Subtotal:	1.1%	$1,682,838	$1,682,838

Computers & Storage
D-Wave Systems, Inc.		$1,465,203	$1,465,203	1/1/2014
Nexenta Systems, Inc.		729,545	729,545	5/1/2013
Subtotal:	1.4%	$2,194,748	$2,194,748

Enterprise Networking
Vyatta, Inc.		$502,116	$502,116	9/1/2012
Subtotal:	0.3%	$502,116	$502,116

Internet
Akademos, Inc.		$606,674	$606,674	4/1/2013
Blekko, Inc.		2,403,684	2,403,684	2/1/2013
BuzzLogic, Inc.		1,112,877	1,112,877	11/1/2013
CloudTalk, Inc		134,854	134,854	10/1/2013
Collarity, Inc.		—	669,821	*
Cuil, Inc.		1,249,377	2,529,377	*
DisplayLink, Ltd.		1,242,613	1,242,613	6/1/2013
Donnerwood Media, Inc.		61,395	61,395	5/1/2011
eduFire, Inc.		—	269,893	*
Fwix, Inc.		54,183	54,183	3/1/2014
Genius.com, Inc.		322,786	322,786	8/1/2013
Inigral, Inc.		16,153	16,153	9/1/2011
Insider Guides, Inc.		3,652,831	3,652,831	3/1/2014
Instructables, Inc.		183,831	183,831	7/1/2012
Involver, Inc.		963,530	963,530	6/1/2013
Juice in the City, Inc.		321,900	321,900	2/1/2014
LOLapps, Inc.		940,736	940,736	1/1/2014
MGEL, Inc.		346,516	346,516	1/1/2013
MMJK, Inc.		1,107,779	1,107,779	12/1/2012
Mojo Motors, Inc.		146,722	146,722	2/1/2014
PeerPong, Inc.		200,983	430,983	6/1/2013

PerformLine, Inc.		165,235	165,235	*
Philotic, Inc.		219,933	219,933	8/1/2013
Plastic Jungle, Inc.		1,069,586	1,069,586	11/1/2012
Quantcast Corp.		5,100,248	5,100,248	4/1/2014
Queryable Corp.		220,883	220,883	1/1/2014
Rivet Games, Inc.		320,044	320,044	5/1/2014
Rocket Fuel, Inc.		770,900	770,900	3/1/2013
Semantic Sugar, Inc.		157,844	157,844	7/1/2012
Sittercity, Inc.		2,599,462	2,599,462	2/1/2014
SugarSync, Inc.		37,485	37,485	5/1/2011
Topsy Labs, Inc.		2,010,720	2,010,720	4/1/2014
Ustream, Inc.		4,304,012	4,304,012	1/1/2014
WeddingWire, Inc.		940,676	940,676	2/1/2014
Worktopia, Inc.		166,361	331,361	*
Youku.com, Inc.		2,637,690	2,637,690	7/1/2013
Subtotal:	22.4%	$35,790,503	$38,405,217

Medical Devices
Bacterin International Holdings, Inc.		$859,500	$859,500	11/1/2013
Biomerix Corp.		149,358	149,358	12/1/2011
Cayenne Medical, Inc.		1,874,224	1,874,224	3/1/2014
Cellscape Corp.		223,694	223,694	12/1/2012
ConforMIS, Inc.		6,352,815	6,352,815	5/1/2014
CV Ingenuity Corp.		483,176	483,176	2/1/2014
CyberHeart, Inc.		382,114	562,114	*
Evera Medical, Inc.		—	571,928	*
iBalance Medical, Inc.		171,812	271,812	*
Intellidx, Inc.		204,145	904,145	*
Kona Medical, Inc.		340,932	340,932	11/1/2013
Oculus Innovative Sciences, Inc.		2,551,150	2,551,150	11/1/2013
PEAK Surgical, Inc.		3,950,087	3,950,087	12/1/2013
PinPointe U.S.A., Inc.		686,876	686,876	7/1/2012
Spinal Kinetics, Inc.		1,449,801	1,449,801	10/1/2013
Suneva Medical, Inc.		2,005,224	2,005,224	6/1/2013
Xlumena, Inc.		570,074	570,074	1/1/2014
Subtotal:	13.9%	$22,254,982	$23,806,910

Other Technology
Ampulse Corp.		$1,188,641	$1,188,641	2/1/2013
Astro Gaming, Inc.		876,152	876,152	2/1/2013
Coulomb Technologies, Inc.		505,464	505,464	6/1/2013
Daylight Solutions, Inc.		1,506,777	1,506,777	8/1/2013
EcoSMART Technologies, Inc.		3,630,141	3,630,141	10/1/2013
eIQ Energy, Inc.		426,080	426,080	6/1/2013
EoPlex Technologies, Inc.		456,248	456,248	10/1/2013
Lehigh Technologies, Inc.		2,019,632	2,019,632	3/1/2014
PlantSense, Inc.		455,925	455,925	8/1/2013

Sezmi Corp.		226,335	226,335	2/1/2012
Solaria Corp.		2,213,800	2,213,800	9/1/2014
Streamlite, Inc.		4,283,405	4,283,405	4/1/2013
Sub-One Technology, Inc.		206,429	206,429	12/1/2011
Svaya Nanotechnologies, Inc.		102,098	102,098	7/1/2013
WeatherBill, Inc.		3,278,186	3,278,186	4/1/2013
ZeaChem, Inc.		4,306,046	4,306,046	7/1/2013
Subtotal:	16.1%	$25,681,359	$25,681,359

Security
Dragnet Solutions, Inc.		$297,519	$297,519	12/1/2011
Nevis Networks, Inc.		—	263,762	*
Guardian Analytics, Inc.		280,246	280,246	12/1/2011
TrustedID, Inc.		385,641	385,641	6/1/2012
Subtotal:	0.6%	$963,406	$1,227,168

Semiconductors & Equipment
Alereon, Inc.		$—	$76,137	*
Azuro, Inc.		441,732	441,732	9/1/2011
Intelleflex Corp.		14,266	14,266	4/1/2011
Newport Media, Inc.		2,460,392	2,460,392	1/1/2013
SiPort, Inc.		1,365,812	1,365,812	9/1/2013
Tela Innovations, Inc.		72,531	72,531	7/1/2011
Subtotal:	2.7%	$4,354,733	$4,430,870

Software
AcousticEye, Ltd.		$707,437	$707,437	12/1/2013
Anchor Intelligence, Inc.		198,754	498,754	*
Athena Design Systems, Inc.		—	53,849	*
Atlantis Computing, Inc.		149,112	149,112	9/1/2012
BlueRoads Corp.		16,989	811,989	*
ClearPath, Inc.		510,195	510,195	2/1/2014
Cloudmark, Inc.		4,249,558	4,249,558	2/1/2013
Cloudshare, Inc.		1,057,066	1,057,066	2/1/2012
Corduro, Inc.		436,048	436,048	12/1/2013
D Software Inc.		77,689	77,689	1/1/2013
Demandbase, Inc.		571,859	571,859	10/1/2012
EnPrecis, Inc.		114,909	114,909	11/1/2013
Future Point Systems, Inc.		129,783	129,783	*
Gazillion, Inc.		1,023,044	1,023,044	1/1/2014
gloStream, Inc.		789,656	789,656	2/1/2014
Image Vision Labs, Inc.		230,049	230,049	3/1/2014
Intalio, Inc.		1,518,662	1,518,662	2/1/2014
JasperSoft, Inc.		121,321	121,321	5/1/2011
Kareo, Inc.		351,160	351,160	2/1/2014
KIT Digital, Inc.		5,554,542	5,554,542	9/1/2013
Knowledge Adventure, Inc.		1,193,111	1,193,111	5/1/2012

Krux Digital, Inc.		464,394	464,394	12/1/2013
Lending Stream Ltd.		3,463,052	3,463,052	9/1/2013
MarketFish, Inc.		154,730	154,730	9/1/2012
Medsphere Systems Corp.		1,959,164	1,959,164	10/1/2012
Mr. Number, Inc.		259,665	259,665	11/1/2012
Palantir Technologies, Inc.		7,550,081	7,550,081	6/1/2013
Queplix Corp.		436,833	436,833	8/1/2013
RingCube Technologies, Inc.		444,009	444,009	10/1/2011
RivalWatch, Inc.		341,548	341,548	2/1/2013
SOA Software, Inc.		293,500	293,500	4/1/2011
SoundHound, Inc.		932,504	932,504	9/1/2013
Universal Ad, Inc.		158,769	318,769	*
Validare, Inc.		216,944	216,944	10/1/2013
Verix, Inc.		828,028	1,108,028	*
Viewdle, Inc.		160,765	160,765	12/1/2011
XOS Technologies, Inc.		2,339,140	2,339,140	5/1/2014
Xtime, Inc.		529,117	529,117	10/1/2013
Yap, Inc.		669,793	669,793	9/1/2013
Subtotal:	25.2%	$40,202,980	$41,791,829

Technology Services
DigitalPath, Inc.		$769,381	$769,381	10/1/2013
Subtotal:	0.5%	$769,381	$769,381

Wireless
Cellfire, Inc.		$151,680	$151,680	1/1/2012
DeFi Global Inc.		—	337,344	*
GPShopper, LLC		220,886	220,886	2/1/2014
July Systems, Inc.		851,067	851,067	9/1/2013
Mobclix, Inc.		413,208	413,208	9/1/2012
Nextivity, Inc.		1,376,036	2,066,036	*
Quickoffice, Inc.		782,001	782,001	10/1/2012
SandLinks, Inc.		68,984	268,984	*
Silent Communication, Ltd.		697,227	697,227	5/1/2013
Venturi Wireless, Inc.		460,998	460,998	12/1/2011
Subtotal:	3.1%	$5,022,087	$6,249,431

Total (Cost of $152,756,094):	90.6%	$144,638,360	$152,756,094

* As of March 31, 2011, loans with a cost basis and fair value of $14.7 million and $6.8 million, respectively, have been classified as nonaccrual. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

Loans as of December 31, 2010 are to non-affiliates and consist of the following:

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 12/31/10	12/31/2010	Maturity Date
Biotechnology
Bioabsorbable Therapeutics, Inc.		$3,089	$798,089	*
IntegenX, Inc.		2,718,413	2,718,413	12/1/2012
Pathway Genomics Corp.		2,174,819	2,174,819	7/1/2013
Stem CentRx, LLC		936,471	936,471	1/1/2014
Subtotal:	3.6%	$5,832,792	$6,627,792

Carrier Networking
Opvista, Inc.		$1,682,838	$1,682,838	*
TimeData Corp.		—	202,001	*
Subtotal:	1.0%	$1,682,838	$1,884,839

Computers & Storage
D-Wave Systems, Inc.		$1,088,997	$1,088,997	11/1/2013
Nexenta Systems, Inc.		798,241	798,241	5/1/2013
Subtotal:	1.2%	$1,887,238	$1,887,238

Enterprise Networking
Envivio, Inc.		$22,502	$22,502	1/1/2011
Vyatta, Inc.		485,069	485,069	9/1/2012
Subtotal:	0.3%	$507,571	$507,571

Internet
Akademos, Inc.		$661,512	$661,512	4/1/2013
Blekko, Inc.		2,704,501	2,704,501	2/1/2013
BuzzLogic, Inc.		815,500	815,500	10/1/2013
Collarity, Inc.		—	669,821	*
Cuil, Inc.		124,377	2,529,377	*
DisplayLink, Ltd.		1,343,240	1,343,240	6/1/2013
Donnerwood Media, Inc.		151,117	151,117	5/1/2011
eduFire, Inc.		—	269,893	*
Fwix, Inc.		51,270	51,270	8/1/2013
Genius.com, Inc.		366,918	366,918	12/1/2012
Inigral, Inc.		42,411	42,411	9/1/2011
Insider Guides, Inc.		3,709,331	3,709,331	12/1/2013
Instructables, Inc.		213,627	213,627	7/1/2012
Involver, Inc.		1,052,842	1,052,842	6/1/2013
LOLapps, Inc.		453,810	453,810	11/1/2013
Loomia, Inc.		—	277,681	*
MGEL, Inc.		385,473	385,473	1/1/2013
MMJK, Inc.		1,233,222	1,233,222	12/1/2012
PeerPong, Inc.		469,871	469,871	6/1/2013

PerformLine, Inc.		163,221	163,221	4/1/2012
Philotic, Inc.		248,022	248,022	8/1/2013
Plastic Jungle, Inc.		1,223,902	1,223,902	11/1/2012
Quantcast Corp.		4,885,191	4,885,191	1/1/2014
Rocket Fuel, Inc.		848,541	848,541	3/1/2013
Semantic Sugar, Inc.		182,623	182,623	7/1/2012
Sittercity, Inc.		1,280,356	1,280,356	11/1/2013
SugarSync, Inc.		91,830	91,830	5/1/2011
ThisNext, Inc.		192,612	192,612	1/1/2012
Topsy Labs, Inc.		2,003,704	2,003,704	4/1/2013
Ustream, Inc.		4,400,460	4,400,460	1/1/2014
WeddingWire, Inc.		328,400	328,400	10/1/2013
Worktopia, Inc.		349,264	349,264	12/1/2011
Youku.com, Inc.		3,285,917	3,285,917	7/1/2013
Subtotal:	20.3%	$33,263,065	$36,885,460

Medical Devices
AirXpanders, Inc.		$254,730	$254,730	9/1/2011
Bacterin International Holdings, Inc.		814,518	814,518	11/1/2013
Biomerix Corp.		316,664	316,664	12/1/2011
Cellscape Corp.		254,422	254,422	12/1/2012
ConforMIS, Inc.		4,929,917	4,929,917	6/1/2012
CV Ingenuity Corp.		147,592	147,592	8/1/2012
CyberHeart, Inc.		549,830	729,830	*
Evera Medical, Inc.		—	567,215	*
iBalance Medical, Inc.		178,907	278,907	*
Intellidx, Inc.		204,145	904,145	*
Kona Medical, Inc.		363,770	363,770	11/1/2013
Oculus Innovative Sciences, Inc.		2,659,267	2,659,267	11/1/2013
PEAK Surgical, Inc.		3,739,037	3,739,037	7/1/2013
PinPointe U.S.A., Inc.		791,705	791,705	7/1/2012
Spinal Kinetics, Inc.		1,504,677	1,504,677	10/1/2013
Suneva Medical, Inc.		2,196,571	2,196,571	6/1/2013
Varix Medical Corp.		135,141	180,141	*
Subtotal:	11.6%	$19,040,893	$20,633,108

Other Technology
Ampulse Corp.		$1,302,365	$1,302,365	2/1/2013
Astro Gaming, Inc.		1,011,543	1,011,543	2/1/2013
Coulomb Technologies, Inc.		545,028	545,028	6/1/2013
Daylight Solutions, Inc.		1,641,672	1,641,672	8/1/2013
EcoSMART Technologies, Inc.		3,824,177	3,824,177	10/1/2013
eIQ Energy, Inc.		461,842	461,842	6/1/2013
EoPlex Technologies, Inc.		573,362	573,362	10/1/2013
PlantSense, Inc.		449,866	449,866	8/1/2013
Sezmi Corp.		432,729	432,729	2/1/2012
Soliant Energy, Inc.		425,427	425,427	7/1/2012

Streamlite, Inc.		4,687,168	4,687,168	4/1/2013
Sub-One Technology, Inc.		253,424	253,424	12/1/2011
Svaya Nanotechnologies, Inc.		109,489	109,489	7/1/2013
WeatherBill, Inc.		3,581,051	3,581,051	4/1/2013
ZeaChem, Inc.		4,670,162	4,670,162	7/1/2013
Subtotal:	14.6%	$23,969,305	$23,969,305

Security
Dragnet Solutions, Inc.		$296,743	$296,743	12/1/2011
Guardian Analytics, Inc.		366,413	366,413	12/1/2011
Nevis Networks, Inc.		—	263,762	*
TrustedID, Inc.		423,949	423,949	6/1/2012
Subtotal:	0.7%	$1,087,105	$1,350,867

Semiconductors & Equipment
Alereon, Inc.		$1,137	$76,137	*
Azuro, Inc.		651,109	651,109	9/1/2011
Discera, Inc.		2,179	2,179	1/1/2011
Intelleflex Corp.		150,119	150,119	4/1/2011
Newport Media, Inc.		2,870,116	2,870,116	1/1/2013
SiPort, Inc.		1,611,189	1,611,189	9/1/2013
Tela Innovations, Inc.		124,010	124,010	7/1/2011
Subtotal:	3.3%	$5,409,859	$5,484,859

Software
AcousticEye, Ltd.		$702,614	$702,614	12/1/2013
Anchor Intelligence, Inc.		198,754	498,754	*
Athena Design Systems, Inc.		—	53,849	*
Atlantis Computing, Inc.		165,259	165,259	9/1/2012
BlueRoads Corp.		16,989	811,989	*
Cloudmark, Inc.		4,952,583	4,952,583	2/1/2013
Cloudshare, Inc.		1,287,471	1,287,471	2/1/2012
Corduro, Inc.		450,196	450,196	12/1/2013
D Software, Inc.		84,090	84,090	1/1/2013
Demandbase, Inc.		638,613	638,613	10/1/2012
Future Point Systems, Inc.		136,921	136,921	5/1/2012
Gazillion, Inc.		941,348	941,348	11/1/2013
Global Analytics, Inc.		3,670,671	3,670,671	9/1/2013
Intalio, Inc.		790,343	790,343	9/1/2013
JasperSoft, Inc.		280,149	280,149	5/1/2011
KIT Digital, Inc.		5,763,261	5,763,261	9/1/2013
Knowledge Adventure, Inc.		1,469,681	1,469,681	5/1/2012
Krux Digital, Inc.		455,793	455,793	12/1/2013
MarketFish, Inc.		174,445	174,445	9/1/2012
Medsphere Systems Corp.		2,251,709	2,251,709	10/1/2012
Mr. Number, Inc.		275,344	275,344	11/1/2012
Palantir Technologies, Inc.		8,385,529	8,385,529	6/1/2013

Queplix Corp.		234,420	234,420	7/1/2013
RingCube Technologies, Inc.		515,043	515,043	10/1/2011
RivalWatch, Inc.		382,732	382,732	2/1/2013
SOA Software, Inc.		627,110	627,110	4/1/2011
SoundHound, Inc.		458,933	458,933	9/1/2013
Universal Ad, Inc.		158,769	318,769	*
Validare, Inc.		212,497	212,497	10/1/2013
Verix, Inc.		825,128	1,105,128	*
Viewdle, Inc.		209,204	209,204	12/1/2011
Xtime, Inc.		609,883	609,883	10/1/2013
Yap, Inc.		690,576	690,576	9/1/2013
Subtotal:	23.2%	$38,016,058	$39,604,907

Technology Services
DigitalPath, Inc.		$758,765	$758,765	10/1/2013
Subtotal:	0.5%	$758,765	$758,765

Wireless
Cellfire, Inc.		$329,990	$329,990	1/1/2012
DeFi Global, Inc.		137,344	337,344	*
Emotive Communications, Inc.		11,388	286,388	*
July Systems, Inc.		930,596	930,596	9/1/2013
Mobclix, Inc.		468,674	468,674	9/1/2012
Nextivity, Inc.		1,376,036	2,066,036	*
Quickoffice, Inc.		940,287	940,287	10/1/2012
SandLinks, Inc.		68,984	268,984	*
Send Me, Inc.		632,066	632,066	4/1/2012
Silent Communication, Ltd.		782,042	782,042	5/1/2013
Venturi Wireless, Inc.		481,734	481,734	1/1/2012
Subtotal:	3.8%	$6,159,141	$7,524,141

Total (Cost of $147,118,852):	84.1%	$137,614,630	$147,118,852

*As of December 31, 2010, loans with a cost basis and fair value of $15.2 million and $5.7 million, respectively, have been classified as nonaccrual. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies.  These loans are generally secured by assets of the borrowers.  As a result, the Fund is subject to general credit risk associated with such companies.  At March 31, 2011, the Fund had unexpired unfunded commitments to borrowers of $34.2 million.

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

The following table presents the balances of assets as of March 31, 2011 and December 31, 2010 measured at fair value on a recurring basis:

As of March 31, 2011	Level 1	Level 3	Total
ASSETS:
Loans to borrowers	$—	$144,638,360	$144,638,360
Other investments	—	24,791	24,791
Cash equivalents	14,021,001	—	14,021,001
Total assets	$14,021,001	$144,663,151	$158,684,152

As of December 31, 2010	Level 1	Level 3	Total
ASSETS:
Loans to borrowers	$—	$137,614,630	$137,614,630
Other investment	—	283,202	283,202
Cash equivalents	25,771,479	—	25,771,479
Total assets	$25,771,479	$137,897,832	$163,669,311

The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended
	March 31, 2011
	Loans to borrowers	Other investment	Warrants	Stock	Convertible Notes
Beginning balance	$137,614,630	$283,202	$—	$—	$—
Acquisitions and originations	24,070,510	—	1,932,514	257,884	97,881
Additional investments	—	—	—	—	—
Principal reductions	(17,698,259)	(8,411)	—	—	—
Distribution to shareholder	—	—	(1,932,514)	(1,111,639)	(97,881)
Conversion of note to stock	—	(250,000)	—	250,000	—
Conversion of receivable to stock	—	—	—	1,595	—
Net change in unrealized gain from investments	1,386,488	—	—	—	—
Net realized gain (loss) from investments	(735,009)	—	—	602,160	—
Ending balance	$144,638,360	$24,791	$—	$—	$—

	For the Three Months Ended
	March 31, 2010
	Loans to borrowers	Other investment	Warrants	Stock
Beginning balance	$141,980,642	$33,247	$—	$—
Acquisitions and originations	20,823,987	—	1,304,795	44,588
Additional investments	—	2,374	—	—
Principal reductions	(24,349,082)	—	—	—
Distribution to shareholder	—	—	(1,304,795)	(44,588)
Conversion of note to stock	—	—	—	—
Conversion of receivable to stock	—	—	—	—
Net change in unrealized loss from investments	(1,531,632)	—	—	—
Net realized loss from investments	(13,734)	—	—	—
Ending balance	$136,910,181	$35,621	$—	$—

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

5. CAPITAL STOCK

As of March 31, 2011 and December 31, 2010, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company is $270.0 million. Total contributed capital to the Company through March 31, 2011 and December 31, 2010 was $202.5 million, of which $193.5 million was contributed to the Fund.

The chart below shows the distributions of the Fund for the three months ended March 31, 2011 and 2010.

	For the Three Months Ended	For the Three Months Ended
	March 31, 2011	March 31, 2010
Cash distributions	$7,000,000	$5,600,000
Distributions of equity securities	3,142,033	1,349,383

Total distributions to shareholder	$10,142,033	$6,949,383

Final classification of the distributions as either a return of capital or a distribution of income is an annual determination made at the end of each year dependent upon the Fund's current year and cumulative earnings and profits.

6. DEBT FACILITY

On February 20, 2009, the Fund entered into agreements with Union Bank, N.A. that established a secured revolving loan facility in an initial amount of up to $30,000,000.  The Fund had the option to request that lenders providing such facility increase the borrowing availability thereunder to no more than $230,000,000 in the aggregate, as commitments may be obtained, however, the lenders are under no obligation to do so.  Additional fees would be required to be paid in order to upsize the facility. Loans under the facility may be, at the option of the Fund, either Reference Rate loans or LIBOR loans. The interest rate on this facility is LIBOR plus 2.50 percent or

Reference Rate (as defined in the agreement) plus 0.75 percent. The facility terminated on February 18, 2011.  The balance of the Fund's outstanding debt as of December 31, 2010 and February 18, 2011 was zero.

Borrowings under this facility were collateralized by receivables under loans advanced by the Fund with assignment to the financial institution, plus other assets of the Fund.  The amortization schedule for each borrowing under the facility was expected to correspond to the amortization of the loans supporting each borrowing.  The Fund paid a commitment fee of 0.40 percent (annual fee paid quarterly) based on the total commitment related to the facility. This fee reduces to 0.25 percent when the facility is more than fifty percent utilized.

Bank fees of $155,000 were incurred in connection with initially procuring the facility.  Legal costs of $139,963 were incurred in negotiating the facility. Prior to the termination of the facility, both the bank fees and the legal costs were being capitalized on a straight line basis over the expected life of the facility (February 2011). The facility terminated in February 2011 and all bank fees and legal costs are fully amortized.

7.  OTHER INVESTMENTS

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

Because the collateral is highly customized and no current buyer or lessee has been identified, the Fund had taken a $735,000 fair market reduction in 2009, which represents the difference between the previously determined fair value, the collections to date, and the expected liquidation value of the assets should no buyer or lessee be found. The Fund's portion of the expected liquidation value of the asset as of March 31, 2011 is $24,791.

On September 30, 2010, the Fund acquired a convertible note in StemCentrx, LLC for $250,000. As of December 31, 2010, the fair value of the convertible note was determined to be $250,000 based on the estimated value of the shares of stock into which the note will convert , and the amount recorded as Other Assets in the Statement of Assets and Liabilities includedthe fair value of the note and the accrued interest of $1,595. On March 11, 2011, the note and its accrued interest were converted into series C preferred shares of stock in StemCentrx, LLC, and distributed to the Fund's shareholder.

8.  FINANCIAL HIGHLIGHTS

Accounting principles generally accepted in the United States of America require disclosure of financial highlights of the Fund for the periods presented, the three months ended March 31, 2011 and 2010.  The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period.  The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund.  This required methodology differs from an internal rate of return.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2011	March 31, 2010

Total return*	15.07%	3.86%

Per share amounts:
Net asset value, beginning of period	$1,637.21	$1,757.62
Net investment income	47.78	45.33
Net change in unrealized and realized loss from investments	12.53	(15.45)
Net increase in net assets from operations	60.31	29.88
Return of capital to shareholder	(54.97)	(24.30)
Income distributions to shareholder	(46.45)	(45.20)

Net asset value, end of period	$1,596.10	$1,718.00

Net assets, end of period	$159,609,673	$171,800,294

Ratios to average net assets:

Expenses *	2.85%	2.98%
Net investment income *	11.82%	10.42%
* Annualized

9.  SUBSEQUENT EVENTS

Subsequent events have been reviewed through May 12, 2011. No additional disclosure is required.

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
Transactions with Venture Lending & Leasing VI, Inc. (“Fund VI”)

The Manager also serves as investment manager for Fund VI.  Initially the amount of each Investment has been allocated 50% to the Fund and 50% to Fund VI so long as the Fund has capital available to invest.  After February 2011, the Fund is no longer permitted to enter into new commitments to borrowers; however, the Fund is permitted to fund existing commitments.  While investing the Fund's capital in the same companies in which Fund VI is also investing should provide the Fund with greater diversification and access to larger transactions, it can also result in a slower pace of investment than would be the case if the Fund were investing in companies by itself.

Critical Accounting Policies

We identified the most critical accounting principles upon which our financial statements depend and determined the critical accounting principles by considering accounting policies that involve the most complex or subjective decisions or assessments.  The two critical accounting policies relate to the valuation of loans and treatment of non-accrual loans.

Loans are held at estimated fair value as determined by Management, in accordance with the valuation methods described in the valuation of loans section of Note 2 of the Fund's Annual Report on Form 10-K for the year ended December 31, 2010 (Summary of Significant Accounting Policies).  Critical factors in determining the fair value of a loan include payment history, collateral position, financial strength of the borrower, prospects for the borrower's raising future equity rounds, likelihood of sale or acquisition of the borrower, and length of expected holding period of the loan, as well as an evaluation of the general interest rate environment.  The actual value of the loans may differ from Management's estimates which would affect net income as well as assets.

Results of Operations - For the three and three months ended March 31, 2011 and 2010

Total investment income for the three months ended March 31, 2011 and 2010 was $5.9 million and $5.8 million, respectively, which primarily consisted of interest on venture loans outstanding.  The remaining income consisted of interest and dividends on the temporary investment of cash and late fees. The increase was primarily due to the increase in interest rates, as average interest rates increased from 17.34% for the three months ended March 31, 2010 to 17.59% for the three months ended March 31, 2011. This was partially offset by the decrease in the average loan outstanding to $134.4 million for the three months ended March 31, 2011 from $134.5 million for the three months ended March 31, 2010. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including volatility, and early payoffs.

Management fees for the three months ended March 31, 2011 and 2010 were $1.0 million and $1.1 million, respectively. Management fees are calculated as a percentage of assets, and because assets declined, management fees declined proportionally.

Total interest expense were less than $0.1 million for the three months ended March 31, 2011 and 2010. In 2010 and 2011, no debt was drawn and the interest expense is composed of fees associated with the facility.

Total banking and professional fees for the three months ended March 31, 2011 and 2010 were $0.1 million, respectively.

Total other operating expenses for the three and three months ended March 31, 2011 and 2010 were less than $0.1 million, respectively.

Net investment income for the three months ended March 31, 2011 and 2010 was $4.8 million and $4.5 million, respectively.

Total net realized loss from investments was $0.1 million and less than $0.1 million for the three months ended March 31, 2011 and 2010, respectively.

Net change in unrealized gain (loss) from investments was $1.4 million and $(1.5) million for the three months ended March 31, 2011 and 2010, respectively.  The unrealized loss consists of fair market value adjustment taken against loans.

Net increase in net assets resulting from operations for the three months ended March 31, 2011 and 2010 was $6.0 million and $3.0 million, respectively.  On a per share basis, the net increase in net assets resulting from operations was $60.31 and $29.88 for the three months ended March 31, 2011 and 2010, respectively.

Liquidity and Capital Resources - March 31, 2011 and December 31, 2010

Total capital contributed to the Fund was $193.5 million, prior to distribution of capital, as of March 31, 2011 and December 31, 2010.  Committed capital to the Company at March 31, 2011 and December 31, 2010 was $270.0 million, of which $202.5 million has been called.  The remaining $67.5 million in committed capital as of March 31, 2011 is due to expire in February 2012 as the five year anniversary will have passed, at which time no further capital can be called.

On February 20, 2009, the Fund entered into agreements with Union Bank, N.A. that established a secured revolving loan facility in an initial amount of up to $30,000,000.  The Fund had the option to request that lenders providing such facility increase the borrowing availability thereunder to no more than $230,000,000 in the aggregate, as commitments may be obtained, however, the lenders were under no obligation to do so.  Additional fees would be required to be paid in order to upsize the facility. Borrowings by the Fund were collateralized by the personal property and other assets of the Fund.  Loans under the facility may be, at the option of the Fund, either Reference Rate loans or LIBOR loans. The Fund would pay interest on its borrowings and would also pay a fee on the unused portion of the facility. On September 11, 2009, the Fund fully paid its borrowing under the debt facility and the facility terminated on February 18, 2011.

As of March 31, 2011 and December 31, 2010, 8.7% and 15.5%, respectively, of the Fund's assets consisted of cash and cash equivalents.  The Fund invested its assets in venture loans during the three months ended March 31, 2011 and 2010.  Amounts disbursed under the Fund's loan commitments totaled approximately $24.1 million during the three months ended March 31, 2011.  Net loan amounts outstanding after amortization and fair market adjustment increased by approximately $7.0 million for the same period.  Unexpired, unfunded commitments totaled approximately $34.2 million as of March 31, 2011.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustment	Balance Outstanding – Fair Value	Unexpired Unfunded Commitments
March 31, 2011	$427.5 million	$282.9 million	$144.6 million	$34.2 million
December 31, 2010	$403.4 million	$265.8 million	$137.6 million	$47.7 million

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

Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net income by less than $0.1 million.  This translates to less than 1% of net income for the three months ended March 31, 2011.  Although Management believes that this measure is indicative of the Fund's sensitivity to interest rate changes, it makes estimates to adjust for potential changes in credit quality, size and composition of the balance sheet and other business developments that could affect net income.  Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

Item 1A. Risk Factors

See item 1A - 'Risk Factors' in the Fund's 2010 Annual Report on Form 10-K for a detailed description of the risks attendant to the Fund and its business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Prior to the Fund's commencement of operations on February 21, 2007, the Fund sold 100,000 shares to the Fund's sole shareholder, Venture Lending & Leasing V, LLC for $25,000 in September 2006.  No other shares of the Fund have been sold; however, the Fund received an additional $193.5 million of paid in capital during the period from February 21, 2007 through March 31, 2011 which has been and will be used to acquire venture loans and fund operations.

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

VENTURE LENDING & LEASING V, INC.
(Registrant)
Chairman and Chief Executive Officer
By:	/S/ Maurice C. Werdegar	By:	/S/ Martin D. Eng
Maurice C. Werdegar		Martin D. Eng
President and Chief Executive Officer		Chief Financial Officer
Date:	May 12, 2011	Date:	May 12, 2011

EXHIBIT INDEX

Exhibit Number	Description
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

Date: May 12, 2011

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

Date: May 12, 2011

/S/ Maurice C. Werdegar
Maurice C. Werdegar
Chief Executive Officer

Exhibit 32.1
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing V, Inc. (the "Fund") on Form 10-Q for the period ending March 31, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Maurice C. Werdegar, Chief Executive Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Maurice C. Werdegar
Maurice C. Werdegar
Chief Executive Officer
May 12, 2011

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing V, Inc. (the "Fund") on Form 10-Q for the period ending March 31, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Martin D. Eng, Chief Financial Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Martin D. Eng
Martin D. Eng
Chief Financial Officer
May 12, 2011