Form 10-Q
period 2011-06-30
Venture Lending & Leasing V, Inc.
filed 2011-08-11
CIK 1376067

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [x]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 11, 2011
Common Stock, $.001 par value	100,000

VENTURE LENDING & LEASING V, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited) As of June 30, 2011 and December 31, 2010

Condensed Statements of Operations (Unaudited) For the three and six months ended June 30, 2011 and 2010

Condensed Statements of Changes in Net Assets (Unaudited) For the six months ended June 30, 2011 and 2010

Condensed Statements of Cash Flows (Unaudited) For the six months ended June 30, 2011 and 2010

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

SIGNATURES

VENTURE LENDING & LEASING V, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF JUNE 30, 2011 AND DECEMBER 31, 2010

	June 30, 2011	December 31, 2010
ASSETS
Loans, at estimated fair value (Cost of $140,962,358 and $147,118,852)	$133,158,969	$137,614,630
Cash and cash equivalents	21,597,637	25,771,479
Other investments (Cost of $759,791 and $1,018,202)	24,791	283,202
Other assets	1,989,759	2,096,498

Total assets	156,771,156	165,765,809

LIABILITIES
Accrued management fees	978,382	1,036,036
Accounts payable and other accrued liabilities	66,077	1,009,233

Total liabilities	1,044,459	2,045,269

NET ASSETS	$155,726,697	$163,720,540

Analysis of Net Assets:

Capital paid in on shares of capital stock	$193,525,000	$193,525,000
Return of capital distributions	(28,362,906)	(18,668,229)
Accumulated deficit	(9,435,397)	(11,136,231)
Net assets (equivalent to $1,557.27 and $1,637.21 per share based on100,000 shares of capital stock outstanding - See Note 5)	$155,726,697	$163,720,540

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING V, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

INVESTMENT INCOME:
Interest on loans	$7,685,472	$5,764,667	$13,594,482	$11,593,558
Other interest and other income	7	1,643	18,489	2,050
Total investment income	7,685,479	5,766,310	13,612,971	11,595,608

EXPENSES:
Management fees	979,820	1,065,803	1,985,245	2,149,916
Interest expense	—	66,950	40,745	133,568
Banking and professional fees	27,650	73,616	102,924	196,291
Other operating expenses	21,818	29,300	50,338	51,709
Total expenses	1,029,288	1,235,669	2,179,252	2,531,484
Net investment income	6,656,191	4,530,641	11,433,719	9,064,124

Net realized loss from investments	(317,337)	(259,575)	(450,186)	(273,309)
Net change in unrealized gain (loss) from investments	314,345	(828,543)	1,700,833	(2,360,175)
Net realized and unrealized gain (loss) from investment activities	(2,992)	(1,088,118)	1,250,647	(2,633,484)

Net increase in net assets resulting from operations	$6,653,199	$3,442,523	$12,684,366	$6,430,640

Net increase in net assets resulting from operations per share	$66.53	$34.43	$126.84	$64.31
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING V, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

	For the Six Months Ended	For the Six Months Ended
	June 30, 2011	June 30, 2010
Net increase in net assets resulting from operations:
Net investment income	$11,433,719	$9,064,124
Net realized loss from investments	(450,186)	(273,309)
Net change in unrealized gain (loss) from investments	1,700,833	(2,360,175)

Net increase in net assets resulting from operations	12,684,366	6,430,640

Distributions of income to shareholder	(10,983,533)	(8,790,815)
Return of capital to shareholder	(9,694,676)	(4,568,299)
Decrease in capital transactions	(20,678,209)	(13,359,114)
Total decrease	(7,993,843)	(6,928,474)

Net assets
Beginning of period	163,720,540	175,761,560

End of period	$155,726,697	$168,833,086

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING V, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

	For the Six Months Ended	For the Six Months Ended
	June 30, 2011	June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$12,684,366	$6,430,640
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net realized loss from investments	450,186	273,309
Net change in unrealized loss (gain) from investments	(1,700,833)	2,360,175
Net amortization of deferred costs related to borrowing facility	24,412	68,568
Net decrease (increase) in other assets and other investments	89,144	(64,688)
Net increase (decrease) in accounts payable, other accrued liabilities, and accrued management fees	(1,000,810)	177,228
Origination of loans	(35,951,753)	(42,103,912)
Principal payments on loans	40,421,484	46,429,986
Acquisition of equity securities	(2,190,038)	(2,948,402)
Net cash provided by operating activities	12,826,158	10,622,904
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distribution to shareholder	(17,000,000)	(10,100,000)
Net cash used in financing activities	(17,000,000)	(10,100,000)
Net increase (decrease) in cash and cash equivalents	(4,173,842)	522,904
CASH AND CASH EQUIVALENTS:
Beginning of period	25,771,479	33,064,846
End of period	$21,597,637	$33,587,750
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD FOR:
Interest	$46,667	$60,667
NON-CASH ACTIVITIES:
Receipt of equity securities as repayment of loan	$634,417	$310,712
Distributions of equity securities to shareholder	$3,678,209	$3,259,114
Conversion of receivable to stock	$1,595

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

In the Manager's opinion, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading.  The interim results for the three and six months ended June 30, 2011 are not necessarily indicative of what the results would be for a full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Fund's Annual Report on Form 10-K for the year ended December 31, 2010.

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

Valuation Methods

As of June 30, 2011 and December 31, 2010, the financial statements include nonmarketable investments ( $133,183,760 and $137,897,832 or approximately 85% and 83% of total assets, respectively) with fair values determined by the Manager in the absence of readily determinable market values.  Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

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

As of June 30, 2011 and December 31, 2010, loans with a cost basis of $12.4 million and $15.2 million and a fair value of $4.6 million and $5.7 million, respectively, have been classified as nonaccrual.

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

Deferred Bank Fees

Through June 30, 2011 the deferred bank fees and costs associated with the debt facility have been fully amortized over the estimated life of the facility, which was February 2011 (see Note 6).

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

On May 12, 2011, the FASB, together with the International Accounting Standards Board ("IASB"), jointly issued Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”). ASU 2011-04 is intended to converge the definition of fair value between U.S. generally accepted accounting principles and International Financial Reporting Standards, and improves consistency of disclosures relating to fair value. The provisions of ASU 2011-04 are effective for public entities for reporting periods (including interim periods) beginning after December 15, 2011. The Fund is currently evaluating the impact this adoption will have on its financial statements.

Tax Status

As long as the Fund qualifies as a Regulated Investment Company ("RIC"), it will not pay any federal or state corporate income tax on income that is distributed to its shareholder (pass-through status).  Should the Fund not qualify as a RIC or lose its qualification as a RIC, it could be taxed as an ordinary corporation on its taxable income for that year (even if that income is distributed to its shareholder), and all distributions out of its earnings and profits would be taxable to its shareholder as ordinary income.  As of June 30, 2011 the Fund had no uncertain tax positions.

The Fund's tax years open to examination by major jurisdictions are 2008 and forward.

3. SUMMARY OF INVESTMENTS

Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working capital up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment. As of June 30, 2011, the Fund's investments in loans are primarily to companies based within the United States and are diversified among borrowers in the industry segments shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below  (the sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).

The Fund defines fair value as the price that would be received to sell an asset or paid to settle a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale.

Loan balances are summarized by borrower.  Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded. Each loan drawn under a commitment has a different maturity date and amount.  For the the three month period ended June 30, 2011 and 2010, the weighted-average interest rate on performing loans was 20.08% and 17.59%, respectively. For the six month period ended June 30, 2011 and 2010, the weighted-average interest rate on performing loans was 18.91% and 17.41%, respectively. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including volatility, early payoffs, and recovery of interest from non-performing assets.

Loans as of June 30, 2011 are to non-affiliates and consist of the following:

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 6/30/11	6/30/2011	Maturity Date
Biotechnology
Bioabsorbable Therapeutics, Inc.		$2,845	$797,845	*
IntegenX, Inc.		1,993,196	1,993,196	12/1/2012
Pathway Genomics Corp.		1,633,111	1,633,111	7/1/2013
Stem CentRx, Inc		909,049	909,049	1/1/2014
Subtotal:	2.9%	$4,538,201	$5,333,201

Computers & Storage
D-Wave Systems, Inc.		$1,340,028	$1,340,028	1/1/2014
Nexenta Systems, Inc.		657,975	657,975	5/1/2013
Subtotal:	1.3%	$1,998,003	$1,998,003

Enterprise Networking
Vyatta, Inc.		$432,361	$432,361	9/1/2012
Subtotal:	0.3%	$432,361	$432,361

Internet
Akademos, Inc.		$532,109	$532,109	12/1/2013
Blekko, Inc.		2,093,896	2,093,896	2/1/2013
CloudTalk, Inc.		135,770	135,770	10/1/2013
Collarity, Inc.		—	669,821	*
Cuil, Inc.		1,249,377	2,529,377	*
DisplayLink, Ltd.		1,136,701	1,136,701	6/1/2013
eduFire, Inc.		—	269,893	*
Fwix, Inc.		49,383	49,383	3/1/2014
Genius.com, Inc.		324,234	324,234	8/1/2013
Inigral, Inc.		3,682	3,682	9/1/2011
Insider Guides, Inc.		3,532,580	3,532,580	5/1/2014
Involver, Inc.		870,214	870,214	6/1/2013
Juice in the City, Inc.		324,502	324,502	2/1/2014
LOLapps, Inc.		933,589	933,589	1/1/2014
MGEL, Inc.		305,736	305,736	1/1/2013
MMJK, Inc.		976,026	976,026	12/1/2012
Mojo Motors, Inc.		293,587	293,587	6/1/2014

PerformLine, Inc.		142,799	142,799	*
Philotic, Inc.		190,743	190,743	8/1/2013
Plastic Jungle, Inc.		908,682	908,682	11/1/2012
Quantcast Corp.		4,556,733	4,556,733	4/1/2014
Queryable Corp.		223,327	223,327	1/1/2014
Rivet Games, Inc.		923,724	923,724	6/1/2014
Rocket Fuel, Inc.		689,545	689,545	3/1/2013
Semantic Sugar, Inc.		131,797	131,797	7/1/2012
Sittercity, Inc.		2,519,617	2,519,617	2/1/2014
Topsy Labs, Inc.		2,117,613	2,117,613	6/1/2014
Ustream, Inc.		4,165,319	4,165,319	1/1/2014
WeddingWire, Inc.		906,771	906,771	2/1/2014
Worktopia, Inc.		25,175	106,175	*
Youku.com, Inc.		2,129,198	2,129,198	7/1/2013
Subtotal:	20.8%	$32,392,429	$34,693,143

Medical Devices
Bacterin International Holdings, Inc.		$875,480	$875,480	11/1/2013
Biomerix Corp.		29,397	29,397	12/1/2011
Cayenne Medical, Inc.		1,886,771	1,886,771	3/1/2014
Cellscape Corp.		191,641	191,641	12/1/2012
ConforMIS, Inc.		5,616,792	5,616,792	5/1/2014
CV Ingenuity Corp.		837,549	837,549	4/1/2014
CyberHeart, Inc.		382,114	562,114	*
Evera Medical, Inc.		—	572,731	*
iBalance Medical, Inc.		164,307	264,307	*
Intellidx, Inc.		204,145	904,145	*
Oculus Innovative Sciences, Inc.		2,408,636	2,408,636	11/1/2013
PEAK Surgical, Inc.		3,418,032	3,418,032	12/1/2013
PinPointe U.S.A., Inc.		577,243	577,243	7/1/2012
Spinal Kinetics, Inc.		1,334,903	1,334,903	10/1/2013
Suneva Medical, Inc.		1,805,826	1,805,826	6/1/2013
Xlumena, Inc.		1,060,223	1,060,223	5/1/2014
Subtotal:	13.4%	$20,793,059	$22,345,790

Other Technology
Ampulse Corp.		$2,403,328	$2,403,328	7/1/2013
Coulomb Technologies, Inc.		1,120,705	1,120,705	6/1/2013
Daylight Solutions, Inc.		1,337,142	1,337,142	8/1/2013
EcoSMART Technologies, Inc.		3,293,804	3,293,804	10/1/2013
eIQ Energy, Inc.		388,678	388,678	6/1/2013
EoPlex Technologies, Inc.		382,851	382,851	10/1/2013
Lehigh Technologies, Inc.		2,441,069	2,441,069	7/1/2014
PlantSense, Inc.		446,369	446,369	8/1/2013
Sezmi Corp.		158,420	158,420	2/1/2012
Solaria Corp.		2,134,997	2,134,997	9/1/2014
Streamlite, Inc.		5,578,248	5,578,248	12/1/2013

Sub-One Technology, Inc.		157,565	157,565	12/1/2011
Svaya Nanotechnologies, Inc.		331,875	331,875	6/1/2014
WeatherBill, Inc.		2,963,261	2,963,261	4/1/2013
ZeaChem, Inc.		3,926,095	3,926,095	7/1/2013
Subtotal:	17.4%	$27,064,407	$27,064,407

Security
Dragnet Solutions, Inc.		$297,488	$297,488	6/1/2012
Guardian Analytics, Inc.		190,552	190,552	12/1/2011
Nevis Networks, Inc.		—	263,762	*
TrustedID, Inc.		345,260	345,260	6/1/2012
Subtotal:	0.5%	$833,300	$1,097,062

Semiconductors & Equipment
Azuro, Inc.		$224,786	$224,786	9/1/2011
Tela Innovations, Inc.		18,722	18,722	7/1/2011
Subtotal:	0.2%	$243,508	$243,508

Software
AcousticEye, Ltd.		$708,359	$708,359	12/1/2013
Anchor Intelligence, Inc.		19,701	334,701	*
Athena Design Systems, Inc.		—	53,849	*
Atlantis Computing, Inc.		130,951	130,951	9/1/2012
BlueRoads Corp.		—	811,989	*
ClearPath, Inc.		1,073,090	1,073,090	6/1/2014
Cloudmark, Inc.		3,613,983	3,613,983	2/1/2013
Cloudshare, Inc.		817,994	817,994	2/1/2012
Corduro, Inc.		404,715	404,715	12/1/2013
D Software Inc.		70,684	70,684	1/1/2013
Demandbase, Inc.		501,432	501,432	10/1/2012
EnPrecis, Inc.		112,846	112,846	11/1/2013
Future Point Systems, Inc.		86,783	129,783	*
Gazillion, Inc.		1,037,881	1,037,881	4/1/2014
gloStream, Inc.		1,401,838	1,401,838	5/1/2014
Image Vision Labs, Inc.		231,540	231,540	3/1/2014
Intalio, Inc.		1,460,732	1,460,732	2/1/2014
Kareo, Inc.		340,083	340,083	2/1/2014
KIT Digital, Inc.		5,098,652	5,098,652	9/1/2013
Knowledge Adventure, Inc.		904,175	904,175	5/1/2012
Krux Digital, Inc.		468,003	468,003	12/1/2013
Lending Stream Ltd.		5,941,565	5,941,565	12/1/2014
MarketFish, Inc.		134,010	134,010	9/1/2012
Medsphere Systems Corp.		1,652,710	1,652,710	10/1/2012
Mr. Number, Inc.		243,270	243,270	11/1/2012
Palantir Technologies, Inc.		6,680,316	6,680,316	6/1/2013
Queplix Corp.		399,464	399,464	8/1/2013

RingCube Technologies, Inc.		369,281	369,281	10/1/2011
RivalWatch, Inc.		298,324	298,324	2/1/2013
SoundHound, Inc.		870,833	870,833	9/1/2013
Universal Ad, Inc.		158,769	318,769	*
Validare, Inc.		207,538	207,538	10/1/2013
Verix, Inc.		828,028	1,108,028	*
Viewdle, Inc.		109,837	109,837	12/1/2011
XOS Technologies, Inc.		2,382,743	2,382,743	7/1/2014
Xtime, Inc.		440,617	440,617	10/1/2013
Yap, Inc.		615,953	615,953	9/1/2013
Subtotal:	25.6%	$39,816,700	$41,480,538

Technology Services
DigitalPath, Inc.		$971,352	$971,352	4/1/2014
Subtotal:	0.6%	$971,352	$971,352

Wireless
Cellfire, Inc.		$121,746	$121,746	1/1/2012
DeFi Global Inc.		—	337,344	*
GPShopper, LLC		223,905	223,905	2/1/2014
July Systems, Inc.		735,427	735,427	9/1/2013
Nextivity, Inc.		1,376,036	2,066,036	*
Quickoffice, Inc.		616,607	616,607	10/1/2012
SandLinks, Inc.		68,984	268,984	*
Silent Communication, Ltd.		608,654	608,654	5/1/2013
Venturi Wireless, Inc.		324,290	324,290	12/1/2011
Subtotal:	2.6%	$4,075,649	$5,302,993

Total (Cost of $140,962,358):	85.5%	$133,158,969	$140,962,358

* As of June 30, 2011, loans with a cost basis and fair value of $12.4 million and $4.6 million, respectively, have been classified as nonaccrual. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

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

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies.  These loans are generally secured by assets of the borrowers.  As a result, the Fund is subject to general credit risk associated with such companies.  At June 30, 2011, the Fund had unexpired unfunded commitments to borrowers of $20.2 million.

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

The following table presents the balances of assets as of June 30, 2011 and December 31, 2010 measured at fair value on a recurring basis:

As of June 30, 2011	Level 1	Level 3	Total
ASSETS:
Loans to borrowers	$—	$133,158,969	$133,158,969
Other investments	—	24,791	24,791
Cash equivalents	21,597,637	—	21,597,637
Total	$21,597,637	$133,183,760	$154,781,397

As of December 31, 2010	Level 1	Level 3	Total
ASSETS:
Loans to borrowers	$—	$137,614,630	$137,614,630
Other investment	—	283,202	283,202
Cash equivalents	25,771,479	—	25,771,479
Total	$25,771,479	$137,897,832	$163,669,311

The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended
	June 30, 2011
	Loans to borrowers	Other investment	Warrants	Stock	Convertible Notes
Beginning balance	$144,638,360	$24,791	$—	$—	$—
Acquisitions and originations	11,881,243	—	518,456	17,719	—
Additional investments	—	—	—	—	—
Principal reductions	(23,357,642)	—	—	—	—
Distribution to shareholder	—	—	(518,456)	(17,719)	—
Conversion of note to stock	—	—	—	—	—
Conversion of receivable to stock	—	—	—	—	—
Net change in unrealized gain from investments	314,345	—	—	—	—
Net realized gain (loss) from investments	(317,337)	—	—	—	—
Ending balance	$133,158,969	$24,791	$—	$—	$—

	For the Six Months Ended
	June 30, 2011
	Loans to borrowers	Other investment	Warrants	Stock	Convertible Notes
Beginning balance	$137,614,630	$283,202	$—	$—	$—
Acquisitions and originations	35,951,753	—	2,450,970	275,603	97,881
Additional investments	—	—	—	—	—
Principal reductions	(41,055,901)	(8,411)	—	—	—
Distribution to shareholder	—	—	(2,450,970)	(1,129,358)	(97,881)
Conversion of note to stock	—	(250,000)	—	250,000	—
Conversion of receivable to stock	—	—	—	1,595	—
Net change in unrealized gain from investments	1,700,833	—	—	—	—
Net realized gain (loss) from investments	(1,052,346)	—	—	602,160	—
Ending balance	$133,158,969	$24,791	$—	$—	$—

	For the Three Months Ended
	June 30, 2010
	Loans to borrowers	Other investment	Warrants	Stock
Beginning balance	$136,910,181	$35,621	$—	$—
Acquisitions and originations	21,279,925	—	1,909,731	—
Additional investments	—	—	—	—
Principal reductions	(22,391,616)	(2,600)	—	—
Distribution to shareholder	—	—	(1,909,731)	—
Conversion of note to stock	—	—	—	—
Conversion of receivable to stock	—	—	—	—
Net change in unrealized gain from investments	(828,543)	—	—	—
Net realized gain (loss) from investments	(259,575)	—	—
Ending balance	$134,710,372	$33,021	$—	$—

	For the Six Months Ended
	June 30, 2010
	Loans to borrowers	Other investment	Warrants	Stock
Beginning balance	$141,980,642	$33,247	$—	$—
Acquisitions and originations	42,103,912	—	3,214,526	44,588
Additional investments	—	2,374	—	—
Principal reductions	(46,740,698)	(2,600)	—	—
Distribution to shareholder	—	—	(3,214,526)	(44,588)
Conversion of note to stock	—	—
Conversion of receivable to stock	—	—
Net change in unrealized loss from investments	(2,360,175)	—	—	—
Net realized loss from investments	(273,309)	—	—	—
Ending balance	$134,710,372	$33,021	$—	$—

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

5. CAPITAL STOCK

As of June 30, 2011 and December 31, 2010, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company is $270.0 million. Total contributed capital to the Company through June 30, 2011 and December 31, 2010 was $202.5 million, of which $193.5 million was contributed to the Fund.

The chart below shows the distributions of the Fund for the six months ended June 30, 2011 and 2010.

	For the Six Months Ended	For the Six Months Ended
	June 30, 2011	June 30, 2010
Cash distributions	$17,000,000	$10,100,000
Distributions of equity securities	3,678,209	3,259,114

Total distributions to shareholder	$20,678,209	$13,359,114

Final classification of the distributions as either a return of capital or a distribution of income is an annual determination made at the end of each year dependent upon the Fund's current year and cumulative earnings and profits.

6. DEBT FACILITY

On February 20, 2009, the Fund entered into agreements with Union Bank, N.A. that established a secured revolving loan facility in an initial amount of up to $30,000,000.  The Fund had the option to request that lenders providing such facility increase the borrowing availability thereunder to no more than $230,000,000 in the aggregate, as commitments may be obtained, however, the lenders were under no obligation to do so.  Additional fees would be required to be paid in order to upsize the facility. Loans under the facility may have been, at the option of the Fund, either Reference Rate loans or LIBOR loans. The interest rate on this facility was LIBOR plus 2.50 percent or Reference Rate (as defined in the agreement) plus 0.75 percent. The facility terminated on February 18, 2011.  The balance of the Fund's outstanding debt as of December 31, 2010 and February 18, 2011 was zero.

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

7.  OTHER INVESTMENTS

Other Investment at June 30, 2011 includes an interest in Sensors Licensing, LLC ("SL LLC") and at December 31, 2010, also included a convertible note in StemCentrx, LLC.

In 2009, the Fund repossessed the collateral from a borrower who was having financial difficulties.  At the time of the repossession, the loan from the borrower had a cost basis of $2,433,298 and a book value of $1,213,298.  The repossessed assets were immediately contributed to SL LLC, a newly formed LLC in conjunction with a licensing agreement between SL LLC and an unaffiliated third party.  The Fund and Venture Lending & Leasing IV, Inc. each have a 50% ownership interest in SL LLC.

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

Because the collateral is highly customized and no current buyer or lessee has been identified, the Fund had taken a $735,000 fair market reduction in 2009, which represents the difference between the previously determined fair value, the collections to date, and the expected liquidation value of the assets should no buyer or lessee be found. The Fund's portion of the expected liquidation value of the asset as of June 30, 2011 is $24,791.

On September 30, 2010, the Fund acquired a convertible note in StemCentrx, LLC for $250,000. As of December 31, 2010, the fair value of the convertible note was determined to be $250,000 based on the estimated value of the shares of stock into which the note will convert , and the amount recorded as Other Assets in the Statement of Assets and Liabilities included accrued interest on the note of $1,595. On March 11, 2011, the note and its accrued interest were converted into series C preferred shares of stock in StemCentrx, LLC, and the shares were distributed to the Fund's shareholder.

8.  FINANCIAL HIGHLIGHTS

Accounting principles generally accepted in the United States of America require disclosure of financial highlights of the Fund for the periods presented, the three and six months ended June 30, 2011 and 2010.  The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period.  The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund.  This required methodology differs from an internal rate of return.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Total return*	16.86%	8.10%	16.28%	6.02%

Per share amounts:
Net asset value, beginning of period	$1,596.10	$1,718.00	$1,637.21	$1,757.62
Net investment income	66.56	45.31	114.34	90.64
Net change in unrealized and realized loss from investments	(0.03)	(10.88)	12.51	(26.34)
Net increase in net assets from operations	66.53	34.43	126.85	64.30
Return of capital to shareholder	(41.97)	(21.39)	(96.95)	(45.68)
Income distributions to shareholder	(63.39)	(42.71)	(109.84)	(87.91)

Net asset value, end of period	$1,557.27	$1,688.33	$1,557.27	$1,688.33

Net assets, end of period	$155,726,697	$168,833,086	$155,726,697	$168,833,086

Ratios to average net assets:

Expenses *	2.59%	2.89%	2.72%	2.94%
Net investment income *	16.76%	10.61%	14.27%	10.52%
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

Critical Accounting Policies

We identified and determined the most critical accounting principles upon which our financial statements depend by considering accounting policies that involve the most complex or subjective decisions or assessments.  Such critical accounting policies relate to the valuation of loans and treatment of non-accrual loans.

Loans are held at estimated fair value as determined by Management, in accordance with the valuation methods described in the valuation of loans section of Note 2 of the Fund's Annual Report on Form 10-K for the year ended December 31, 2010 (Summary of Significant Accounting Policies).  Critical factors in determining the fair value of a loan include payment history, collateral position, financial strength of the borrower, prospects for the borrower raising future equity rounds, likelihood of sale or acquisition of the borrower, and length of expected holding period of the loan, as well as an evaluation of the general interest rate environment.  The actual value of the loans may differ from Management's estimates which would affect net income as well as assets.

Results of Operations - For the three and six months ended June 30, 2011 and 2010

Total investment income for the three months ended June 30, 2011 and 2010 was $7.7 million and $5.8 million, respectively. The increase was primarily due to the increase in interest rates, as average interest rates increased from 17.59% for the three months ended June 30, 2010 to 20.08% for the three months ended June 30, 2011. This was also a result of the increase in the average loan outstanding to $132.9 million for the three months ended June 30, 2011 from $131.1 million for the three months ended June 30, 2010. Total investment income for the six months ended June 30, 2011 and 2010 was $13.6 million and $11.6 million, respectively. The increase was primarily due to the increase in interest rates, as average interest rates increased from 17.41% for the six months ended June 30, 2010 to 18.91% for the six months ended June 30, 2011. This was partially offset by the decrease in the average loan outstanding to $133.0 million for the six months ended June 30, 2011 from $133.2 million for the six months ended June 30, 2010. The remaining income consisted of interest and dividends on the temporary investment of cash and late fees. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including volatility, and early payoffs.

Management fees for the three months ended June 30, 2011 and 2010 were $1.0 million and $1.1 million, respectively. Management fees for the six months ended June 30, 2011 and 2010 were $2.0 million and $2.1 million, respectively. Management fees are calculated as a percentage of assets, and because assets declined, management fees declined proportionally.

Total interest expense was $0 and $0.1 million for the three months ended June 30, 2011 and 2010, respectively. Total interest expense for the six months ended June 30, 2011 and 2010 was less than $0.1 million and $0.1 million, respectively. In 2010 and 2011, no debt was drawn and the interest expense is composed of fees associated with the facility.

Total banking and professional fees were less than $0.1 million for the three months ended June 30, 2011 and 2010. Total banking and professional fees for the six months ended June 30, 2011 and 2010 were $0.1 million and $0.2 million, respectively.

Total other operating expenses for the three and six months ended June 30, 2011 and 2010 were less than $0.1 million.

Net investment income (loss) for the three months ended June 30, 2011 and 2010 was $6.7 million and $4.5 million, respectively. Net investment income for the six months ended June 30, 2011 and 2010 was $11.4 million and $9.1 million, respectively.

Total net realized loss from investments was $0.3 million and $0.3 million for the three months ended June 30, 2011 and 2010, respectively. Total net realized loss from investments was $0.5 million and $0.3 million for the six months ended June 30, 2011 and 2010, respectively.

Net change in unrealized gain (loss) from investments was $0.3 million and $(0.8) million for the three months ended June 30, 2011 and 2010, respectively. Net change in unrealized gain (loss) from investments was $1.7 million and $(2.4) million for the six months ended June 30, 2011 and 2010, respectively. The unrealized gain (loss) consists of fair market value adjustments to loans.

Net increase in net assets resulting from operations for the three months ended June 30, 2011 and 2010 was $6.7 million and $3.4 million, respectively.  On a per share basis, the net increase in net assets resulting from operations was $66.53 and $34.43 for the three months ended June 30, 2011 and 2010, respectively. Net increase in net assets resulting from operations for the six months ended June 30, 2011 and 2010 was $12.7 million and $6.4 million, respectively.  On a per share basis, the net increase in net assets resulting from operations was $126.84 and $64.31 for the six months ended June 30, 2011 and 2010, respectively.

Liquidity and Capital Resources - June 30, 2011 and December 31, 2010

Total capital contributed to the Fund was $193.5 million, prior to distribution of capital, as of June 30, 2011 and December 31, 2010.  Committed capital to the Company at June 30, 2011 and December 31, 2010 was $270.0 million, of which $202.5 million has been called.  The remaining $67.5 million in committed capital as of June 30, 2011 is due to expire in February 2012 as the five year anniversary will have passed, at which time no further capital can be called.

On February 20, 2009, the Fund entered into agreements with Union Bank, N.A. that established a secured revolving loan facility in an initial amount of up to $30,000,000.  The Fund had the option to request that lenders providing such facility increase the borrowing availability thereunder to no more than $230,000,000 in the aggregate, as commitments may be obtained, however, the lenders were under no obligation to do so.  Additional fees would be required to be paid in order to upsize the facility. Borrowings by the Fund were collateralized by the personal property and other assets of the Fund.  Loans under the facility may have been, at the option of the Fund, either Reference Rate loans or LIBOR loans. The Fund would pay interest on its borrowings and would also pay a fee on the unused portion of the facility. On September 11, 2009, the Fund fully paid its borrowing under the debt facility and the facility terminated on February 18, 2011.

As of June 30, 2011 and December 31, 2010, 13.8% and 15.5%, respectively, of the Fund's assets consisted of cash and cash equivalents.  The Fund invested its assets in venture loans during the six months ended June 30, 2011 and 2010.  Amounts disbursed under the Fund's loan commitments totaled approximately $36.0 million during the six months ended June 30, 2011.  Net loan amounts outstanding after amortization and fair market adjustment decreased by approximately $4.4 million for the same period.  Unexpired, unfunded commitments totaled approximately $20.2 million as of June 30, 2011.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding – Fair Value	Unexpired Unfunded Commitments
June 30, 2011	$439.4 million	$306.2 million	$133.2 million	$20.2 million
December 31, 2010	$403.4 million	$265.8 million	$137.6 million	$47.7 million

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

Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net income by less than $0.1 million.  This translates to less than 1% of net income for the six months ended June 30, 2011.  Although Management believes that this measure is indicative of the Fund's sensitivity to interest rate changes, it makes estimates to adjust for potential changes in credit quality, size and composition of the balance sheet and other business developments that could affect net income.  Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Prior to the Fund's commencement of operations on February 21, 2007, the Fund sold 100,000 shares to the Fund's sole shareholder, Venture Lending & Leasing V, LLC for $25,000 in September 2006.  No other shares of the Fund have been sold; however, the Fund received an additional $193.5 million of paid in capital during the period from February 21, 2007 through June 30, 2011 which has been and will be used to acquire venture loans and fund operations.

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

VENTURE LENDING & LEASING V, INC.
(Registrant)
Chairman and Chief Executive Officer
By:	/S/ Maurice C. Werdegar	By:	/S/ Martin D. Eng
Maurice C. Werdegar		Martin D. Eng
President and Chief Executive Officer		Chief Financial Officer
Date:	August 11, 2011	Date:	August 11, 2011

EXHIBIT INDEX

Exhibit Number	Description
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

Date: August 11, 2011

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

Date: August 11, 2011

/S/ Maurice C. Werdegar
Maurice C. Werdegar
Chief Executive Officer

Exhibit 32.1
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing V, Inc. (the "Fund") on Form 10-Q for the period ending June 30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Maurice C. Werdegar, Chief Executive Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Maurice C. Werdegar
Maurice C. Werdegar
Chief Executive Officer
August 11, 2011

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing V, Inc. (the "Fund") on Form 10-Q for the period ending June 30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Martin D. Eng, Chief Financial Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Martin D. Eng
Martin D. Eng
Chief Financial Officer
August 11, 2011