Form 10-Q
period 2011-09-30
Venture Lending & Leasing V, Inc.
filed 2011-11-10
CIK 1376067

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission file number 814-00731

Venture Lending & Leasing V, Inc.
(Exact Name of Registrant as specified in its charter)

Maryland	14-1974295
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
(State or other jurisdiction of incorporation or organization)
104 La Mesa Drive, Suite 102	Portola Valley, CA 94028
(Address of principal executive offices)	(Zip Code)
(650) 234-4300
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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [x]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 10, 2011
Common Stock, $.001 par value	100,000

VENTURE LENDING & LEASING V, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited) As of September 30, 2011 and December 31, 2010

Condensed Statements of Operations (Unaudited) For the three and nine months ended September 30, 2011 and 2010

Condensed Statements of Changes in Net Assets (Unaudited) For the nine months ended September 30, 2011 and 2010

Condensed Statements of Cash Flows (Unaudited) For the nine months ended September 30, 2011 and 2010

Notes to Condensed Financial Statements (Unaudited)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Removed and Reserved

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

VENTURE LENDING & LEASING V, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

	September 30, 2011	December 31, 2010
ASSETS
Loans, at estimated fair value (Cost of $124,195,262 and $147,118,852)	$118,454,517	$137,614,630
Cash and cash equivalents	20,971,888	25,771,479
Other investments (Cost of $761,950 and $1,018,202)	26,950	283,202
Other assets	1,690,550	2,096,498

Total assets	141,143,905	165,765,809

LIABILITIES
Accrued management fees	882,149	1,036,036
Accounts payable and other accrued liabilities	98,342	1,009,233

Total liabilities	980,491	2,045,269

NET ASSETS	$140,163,414	$163,720,540

Analysis of Net Assets:

Capital paid in on shares of capital stock	$193,525,000	$193,525,000
Return of capital distributions	(45,988,832)	(18,668,229)
Accumulated surplus (deficit)	(7,372,754)	(11,136,231)
Net assets (equivalent to $1,401.63 and $1,637.21 per share based on 100,000 shares of capital stock outstanding - See Note 5)	$140,163,414	$163,720,540

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING V, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

INVESTMENT INCOME:
Interest on loans	$6,171,612	$5,962,125	$19,766,094	$17,555,683
Other interest and other income	2	154,565	18,491	156,615
Total investment income	6,171,614	6,116,690	19,784,585	17,712,298

EXPENSES:
Management fees	882,149	1,041,814	2,867,394	3,191,730
Interest expense	—	67,285	40,745	200,853
Banking and professional fees	88,872	78,474	191,796	274,765
Other operating expenses	41,470	25,409	91,808	77,118
Total expenses	1,012,491	1,212,982	3,191,743	3,744,466
Net investment income	5,159,123	4,903,708	16,592,842	13,967,832

Net realized gain (loss) from investments	(2,531,752)	(2,026,096)	(2,981,938)	(2,299,405)
Net change in unrealized gain (loss) from investments	2,062,643	(794,766)	3,763,476	(3,154,941)
Net realized and unrealized gain (loss) from investment activities	(469,109)	(2,820,862)	781,538	(5,454,346)

Net increase (decrease) in net assets resulting from operations	$4,690,014	$2,082,846	$17,374,380	$8,513,486

Net increase (decrease) in net assets resulting from operations per share	$46.90	$20.83	$173.74	$85.13
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING V, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2011	September 30, 2010
Net increase (decrease) in net assets resulting from operations:
Net investment income	$16,592,842	$13,967,832
Net realized gain (loss) from investments	(2,981,938)	(2,299,405)
Net change in unrealized gain (loss) from investments	3,763,476	(3,154,941)

Net increase (decrease) in net assets resulting from operations	17,374,380	8,513,486

Distributions of income to shareholder	(13,610,903)	(11,668,427)
Return of capital to shareholder	(27,320,603)	(7,683,781)
Increase (decrease) in capital transactions	(40,931,506)	(19,352,208)
Total increase (decrease)	(23,557,126)	(10,838,722)

Net assets
Beginning of period	163,720,540	175,761,560

End of period	$140,163,414	$164,922,838

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING V, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2011	September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$17,374,380	$8,513,486
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net realized loss (gain) from investments	2,981,938	2,299,405
Net change in unrealized loss (gain) from investments	(3,763,476)	3,154,941
Net amortization of deferred costs related to borrowing facility	24,412	109,853
Net decrease (increase) in other assets and other investments	386,193	(238,633)
Net increase (decrease) in accounts payable, other accrued liabilities, and accrued management fees	(1,064,778)	249,135
Origination of loans	(42,879,678)	(67,768,669)
Principal payments on loans	61,570,959	68,722,917
Acquisition of equity securities	(2,429,541)	(4,700,143)
Net cash provided by (used in) operating activities	32,200,409	10,342,292
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distribution to shareholder	(37,000,000)	(14,100,000)
Net cash provided by (used in) financing activities	(37,000,000)	(14,100,000)
Net increase (decrease) in cash and cash equivalents	(4,799,591)	(3,757,708)
CASH AND CASH EQUIVALENTS:
Beginning of period	25,771,479	33,064,846
End of period	$20,971,888	$29,307,138
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD FOR:
Interest	$46,667	$91,000
NON-CASH ACTIVITIES:
Receipt of equity securities as repayment of loan	$648,210	$552,065
Distributions of equity securities to shareholder	$3,931,506	$5,252,208
Conversion of receivable to stock	$1,595

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

In the Manager's opinion, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading.  The interim results for the three and nine months ended September 30, 2011 are not necessarily indicative of what the results would be for a full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Fund's Annual Report on Form 10-K for the year ended December 31, 2010.

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

Valuation Methods

As of September 30, 2011 and December 31, 2010, the financial statements include nonmarketable investments ( $118,481,467 and $137,897,832 or approximately 84% and 83% of total assets, respectively) with fair values determined by the Manager in the absence of readily determinable market values.  Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

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

As of September 30, 2011 and December 31, 2010, loans with a cost basis of $9.5 million and $15.2 million and a fair value of $3.8 million and $5.7 million, respectively, have been classified as nonaccrual.

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

Deferred Bank Fees

Through September 30, 2011 the deferred bank fees and costs associated with the debt facility have been fully amortized over the estimated life of the facility, which was February 2011 (see Note 6). The amortization of these costs is recorded in interest expense in the Condensed Statement of Operation.

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

On May 12, 2011, the FASB, together with the International Accounting Standards Board ("IASB"), jointly issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”). ASU 2011-04 is intended to converge the definition of fair value between U.S. generally accepted accounting principles and International Financial Reporting Standards, and improves consistency of disclosures relating to fair value. The provisions of ASU 2011-04 are effective for public entities for reporting periods (including interim periods) beginning after December 15, 2011. The Fund is currently evaluating the impact this adoption will have on its financial statements.

Tax Status

As long as the Fund qualifies as a Regulated Investment Company ("RIC"), it will not pay any federal or state corporate income tax on income that is distributed to its shareholder (pass-through status).  Should the Fund not qualify as a RIC or lose its qualification as a RIC, it could be taxed as an ordinary corporation on its taxable income for that year (even if that income is distributed to its shareholder), and all distributions out of its earnings and profits would be taxable to its shareholder as ordinary income.  As of September 30, 2011 the Fund had no uncertain tax positions.

The Fund's tax years open to examination by major jurisdictions are 2008 and forward.

3. SUMMARY OF INVESTMENTS

Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working capital up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment. As of September 30, 2011, the Fund's investments in loans are primarily to companies based within the United States and are diversified among borrowers in the industry segments shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below  (the sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).

The Fund defines fair value as the price that would be received to sell an asset or paid to settle a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale.

Loan balances are summarized by borrower.  Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded. Each loan drawn under a commitment has a different maturity date and amount.  For the the three month period ended September 30, 2011 and 2010, the weighted-average interest rate on performing loans was 20.28% and 18.63%, respectively. For the nine month period ended September 30, 2011 and 2010, the weighted-average interest rate on performing loans was 19.39% and 17.76%, respectively. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants, and new loans funded during the year.

Loans as of September 30, 2011 are to non-affiliates and consist of the following:

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 9/30/11	9/30/2011	Maturity Date
Biotechnology
IntegenX, Inc.		$1,606,116	$1,606,116	12/1/2012
Stem CentRx, Inc.		831,684	831,684	1/1/2014
Subtotal:	1.7%	$2,437,800	$2,437,800

Computers & Storage
D-Wave Systems, Inc.		$1,208,944	$1,208,944	1/1/2014
Nexenta Systems, Inc.		583,411	583,411	5/1/2013
Subtotal:	1.3%	$1,792,355	$1,792,355

Enterprise Networking
Vyatta, Inc.		$357,549	$357,549	9/1/2012
Subtotal:	0.3%	$357,549	$357,549

Internet
Akademos, Inc.		$544,079	$544,079	12/1/2013
Blekko, Inc.		1,781,284	1,781,284	2/1/2013
CloudTalk, Inc.		94,053	129,053	10/1/2013
Collarity, Inc.		—	669,821	*
DisplayLink, Ltd.		1,025,228	1,025,228	6/1/2013
Fwix, Inc.		44,168	44,168	3/1/2014
Genius.com, Inc.		325,738	325,738	8/1/2013
Insider Guides, Inc.		3,724,134	3,724,134	9/1/2014
Involver, Inc.		772,570	772,570	6/1/2013
Juice in the City, Inc.		308,574	308,574	2/1/2014
LOLapps, Inc.		868,593	868,593	1/1/2014
MGEL, Inc.		263,045	263,045	1/1/2013
MMJK, Inc.		837,645	837,645	12/1/2012
Mojo Motors, Inc.		290,936	290,936	6/1/2014
PerformLine, Inc.		112,932	112,932	*
Philotic, Inc.		160,752	160,752	8/1/2013
Plastic Jungle, Inc.		740,895	740,895	11/1/2012

Quantcast Corp.		3,931,298	3,931,298	4/1/2014
Queryable Corp.		338,613	338,613	4/1/2014
Rivet Games, Inc.		1,416,232	1,416,232	8/1/2014
Rocket Fuel, Inc.		604,297	604,297	3/1/2013
Semantic Sugar, Inc.		104,418	104,418	7/1/2012
Sittercity, Inc.		2,368,694	2,368,694	2/1/2014
Topsy Labs, Inc.		1,892,742	1,892,742	8/1/2014
Ustream, Inc.		3,814,329	3,814,329	1/1/2014
WeddingWire, Inc.		836,853	836,853	2/1/2014
Worktopia, Inc.		25,000	30,000	*
Youku.com, Inc.		1,754,935	1,754,935	7/1/2013
Subtotal:	20.7%	$28,982,037	$29,691,858

Medical Devices
Biomerix Corp.		$14,911	$14,911	12/1/2011
Cayenne Medical, Inc.		1,845,979	1,845,979	3/1/2014
Cellscape Corp.		158,205	158,205	12/1/2012
ConforMIS, Inc.		4,848,621	4,848,621	5/1/2014
CV Ingenuity Corp.		807,055	807,055	4/1/2014
CyberHeart, Inc.		382,114	562,114	*
Evera Medical, Inc.		—	573,981	*
iBalance Medical, Inc.		150,396	250,396	*
Intellidx, Inc.		116,645	916,645	*
Oculus Innovative Sciences, Inc.		2,198,643	2,198,643	11/1/2013
Spinal Kinetics, Inc.		1,203,914	1,203,914	10/1/2013
Suneva Medical, Inc.		1,598,025	1,598,025	6/1/2013
Xlumena, Inc.		1,033,478	1,033,478	5/1/2014
Subtotal:	10.2%	$14,357,986	$16,011,967

Other Healthcare
Pathway Genomics Corp.		$1,346,061	$1,346,061	7/1/2013
Subtotal:	1%	$1,346,061	$1,346,061

Other Technology
Ampulse Corp.		$2,147,260	$2,147,260	7/1/2013
Coulomb Technologies, Inc.		1,008,335	1,008,335	6/1/2013
Daylight Solutions, Inc.		1,159,897	1,159,897	8/1/2013
EcoSMART Technologies, Inc.		2,928,780	2,928,780	10/1/2013
eIQ Energy, Inc.		349,562	349,562	6/1/2013
EoPlex Technologies, Inc.		350,965	350,965	10/1/2013
Lehigh Technologies, Inc.		2,618,935	2,618,935	10/1/2014
PlantSense, Inc.		53,509	453,509	*
Sezmi Corp.		106,385	106,385	2/1/2012
Solaria Corp.		3,307,920	3,307,920	9/1/2014
Streamlite, Inc.		5,054,472	5,054,472	12/1/2013
Sub-One Technology, Inc.		106,757	106,757	12/1/2011
Svaya Nanotechnologies, Inc.		314,009	314,009	6/1/2014

WeatherBill, Inc.		2,635,795	2,635,795	4/1/2013
ZeaChem, Inc.		3,529,619	3,529,619	7/1/2013
Subtotal:	18.3%	$25,672,200	$26,072,200

Security
Dragnet Solutions, Inc.		$222,994	$297,994	6/1/2012
Guardian Analytics, Inc.		97,187	97,187	12/1/2011
Nevis Networks, Inc.		—	263,762	*
TrustedID, Inc.		263,650	292,650	*
Subtotal:	0.4%	$583,831	$951,593

Software
AcousticEye, Ltd.		$651,851	$651,851	12/1/2013
Anchor Intelligence, Inc.		22,500	22,500	*
Athena Design Systems, Inc.		—	53,849	*
Atlantis Computing, Inc.		110,528	110,528	9/1/2012
BlueRoads Corp.		—	811,989	*
ClearPath, Inc.		1,031,125	1,031,125	6/1/2014
Cloudmark, Inc.		2,899,956	2,899,956	2/1/2013
Cloudshare, Inc.		569,928	569,928	2/1/2012
Corduro, Inc.		371,915	371,915	12/1/2013
D Software Inc.		63,018	63,018	1/1/2013
Demandbase, Inc.		427,128	427,128	10/1/2012
EnPrecis, Inc.		103,791	103,791	11/1/2013
Future Point Systems, Inc.		86,783	129,783	*
Gazillion, Inc.		1,403,881	1,403,881	7/1/2014
gloStream, Inc.		1,388,905	1,388,905	5/1/2014
Image Vision Labs, Inc.		355,551	355,551	6/1/2014
Intalio, Inc.		1,379,923	1,379,923	2/1/2014
Kareo, Inc.		314,386	314,386	2/1/2014
KIT Digital, Inc.		4,624,018	4,624,018	9/1/2013
Knowledge Adventure, Inc.		602,310	602,310	5/1/2012
Krux Digital, Inc.		431,062	431,062	12/1/2013
Lending Stream, Ltd.		8,587,285	8,587,285	12/1/2014
MarketFish, Inc.		112,236	112,236	9/1/2012
Medsphere Systems Corp.		1,331,670	1,331,670	10/1/2012
Mr. Number, Inc.		204,677	204,677	11/1/2012
Palantir Technologies, Inc.		5,774,820	5,774,820	6/1/2013
Queplix Corp.		360,304	360,304	8/1/2013
RivalWatch, Inc.		252,947	252,947	2/1/2013
SoundHound, Inc.		793,267	793,267	9/1/2013
Universal Ad, Inc.		158,769	318,769	*
Validare, Inc.		190,300	190,300	10/1/2013
Verix, Inc.		828,028	1,108,028	*
Viewdle, Inc.		56,294	56,294	12/1/2011
XOS Technologies, Inc.		2,534,127	2,534,127	10/1/2014
Xtime, Inc.		380,026	380,026	10/1/2013

Subtotal:	27.4%	$38,403,309	$39,752,147

Technology Services
DigitalPath, Inc.		$909,209	$909,209	4/1/2014
Subtotal:	0.6%	$909,209	$909,209

Wireless
Cellfire, Inc.		$79,108	$79,108	1/1/2012
DeFi Global Inc.		—	337,344	*
GPShopper, LLC		213,956	213,956	2/1/2014
July Systems, Inc.		611,625	611,625	9/1/2013
Nextivity, Inc.		1,376,036	2,066,036	*
Quickoffice, Inc.		443,787	443,787	10/1/2012
SandLinks, Inc.		68,984	268,983	*
Silent Communication, Ltd.		516,158	516,158	5/1/2013
Venturi Wireless, Inc.		302,526	335,526	*
Subtotal:	2.6%	$3,612,180	$4,872,523

Total (Cost of $124,195,262):	84.5%	$118,454,517	$124,195,262

* As of September 30, 2011, loans with a cost basis and fair value of $9.5 million and $3.8 million, respectively, have been classified as nonaccrual. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

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

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies.  These loans are generally secured by assets of the borrowers.  As a result, the Fund is subject to general credit risk associated with such companies.  At September 30, 2011, the Fund had unexpired unfunded commitments to borrowers of $11.3 million.

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

The Fund's cash equivalents were valued at the traded net asset value of the money market fund. As a result, these measurements are classified as Level 1. The Fund uses estimated exit values when determining the value of its investments.  Because these transactions are individually negotiated and unique, and there is no market in which these assets trade, the inputs for these assets, which are discussed in the Valuation Methods listed above, are classified as Level 3.

The following table presents the balances of assets as of September 30, 2011 and December 31, 2010 measured at fair value on a recurring basis:

As of September 30, 2011	Level 1	Level 3	Total
ASSETS:
Loans to borrowers	$—	$118,454,517	$118,454,517
Other investments	—	26,950	26,950
Cash equivalents	20,971,888	—	20,971,888
Total	$20,971,888	$118,481,467	$139,453,355

As of December 31, 2010	Level 1	Level 3	Total
ASSETS:
Loans to borrowers	$—	$137,614,630	$137,614,630
Other investment	—	283,202	283,202
Cash equivalents	25,771,479	—	25,771,479
Total	$25,771,479	$137,897,832	$163,669,311

The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended
	September 30, 2011
	Loans to borrowers	Other investment	Warrants	Stock	Convertible Notes
Beginning balance	$133,158,969	$24,791	$—	$—	$—
Acquisitions and originations	6,927,925	—	253,296	—	—
Additional investments	—	2,159	—	—	—
Principal reductions	(21,163,268)	—	—	—	—
Distribution to shareholder	—	—	(253,296)	—	—
Conversion of note to stock	—	—	—	—	—
Conversion of receivable to stock	—	—	—	—	—
Net change in unrealized gain (loss) from investments	2,062,643	—	—	—	—
Net realized gain (loss) from investments	(2,531,752)	—	—	—	—
Ending balance	$118,454,517	$26,950	$—	$—	$—

	For the Nine Months Ended
	September 30, 2011
	Loans to borrowers	Other investment	Warrants	Stock	Convertible Notes
Beginning balance	$137,614,630	$283,202	$—	$—	$—
Acquisitions and originations	42,879,678	—	2,704,265	275,603	97,882
Additional investments	—	2,159	—	—	—
Principal reductions	(62,219,169)	(8,411)	—	—	—
Distribution to shareholder	—	—	(2,704,265)	(1,129,358)	(97,882)
Conversion of note to stock	—	(250,000)	—	250,000	—
Conversion of receivable to stock	—	—	—	1,595	—
Net change in unrealized gain (loss) from investments	3,763,476	—	—	—	—
Net realized gain (loss) from investments	(3,584,098)	—	—	602,160	—
Ending balance	$118,454,517	$26,950	$—	$—	$—

	For the Three Months Ended
	September 30, 2010
	Loans to borrowers	Other investment	Warrants	Stock	Convertible Notes
Beginning balance	$134,710,372	$33,021	$—	$—	$—
Acquisitions and originations	25,664,757	—	1,901,542	37,531	54,021
Additional investments	—	250,000	—	—	—
Principal reductions	(22,534,284)	—	—	—	—
Distribution to shareholder	—	—	(1,901,542)	(37,531)	(54,021)
Conversion of note to stock	—	—	—	—	—
Conversion of receivable to stock	—	—	—	—	—
Net change in unrealized gain (loss) from investments	(794,766)	—	—	—	—
Net realized gain (loss) from investments	(2,026,096)	—	—	—	—
Ending balance	$135,019,983	$283,021	$—	$—	$—

	For the Nine Months Ended
	September 30, 2010
	Loans to borrowers	Other investment	Warrants	Stock	Convertible Notes
Beginning balance	$141,980,642	$33,247	$—	$—	$—
Acquisitions and originations	67,768,669	—	5,116,068	82,119	54,021
Additional investments	—	252,374	—	—	—
Principal reductions	(69,274,982)	(2,600)	—	—	—
Distribution to shareholder	—	—	(5,116,068)	(82,119)	(54,021)
Conversion of note to stock	—	—	—	—	—
Conversion of receivable to stock	—	—	—	—	—
Net change in unrealized gain (loss) from investments	(3,154,941)	—	—	—	—
Net realized gain (loss) from investments	(2,299,405)	—	—	—	—
Ending balance	$135,019,983	$283,021	$—	$—	$—

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

5. CAPITAL STOCK

As of September 30, 2011 and December 31, 2010, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company is $270.0 million. Total contributed capital to the Company through September 30, 2011 and December 31, 2010 was $202.5 million, of which $193.5 million was contributed to the Fund.

The chart below shows the distributions of the Fund for the nine months ended September 30, 2011 and 2010.

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2011	September 30, 2010
Cash distributions	$37,000,000	$14,100,000
Distributions of equity securities	3,931,506	5,252,208

Total distributions to shareholder	$40,931,506	$19,352,208

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

7.  OTHER INVESTMENTS

Other Investment at September 30, 2011 includes an interest in Sensors Licensing, LLC ("SL LLC") and at December 31, 2010, also included a convertible note in StemCentrx, LLC.

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

Because the collateral is highly customized and no current buyer or lessee has been identified, the Fund had taken a $735,000 fair market reduction in 2009, which represents the difference between the previously determined fair value, the collections to date, and the expected liquidation value of the assets should no buyer or lessee be found. The Fund's portion of the expected liquidation value of the asset as of September 30, 2011 is $26,950.

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

8.  FINANCIAL HIGHLIGHTS

Accounting principles generally accepted in the United States of America require disclosure of financial highlights of the Fund for the periods presented, the three and nine months ended September 30, 2011 and 2010.  The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period.  The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund.  This required methodology differs from an internal rate of return.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Total return*	13.13%	5.00%	15.59%	5.73%

Per share amounts:
Net asset value, beginning of period	$1,557.27	$1,688.33	$1,637.21	$1,757.62
Net investment income	51.59	49.04	165.93	139.68
Net change in unrealized and realized gain (loss) from investments	(4.69)	(28.21)	7.81	(54.55)
Net increase (decrease) in net assets from operations	46.90	20.83	173.74	85.13
Return of capital to shareholder	(176.27)	(31.15)	(273.21)	(76.84)
Income distributions to shareholder	(26.27)	(28.78)	(136.11)	(116.68)

Net asset value, end of period	$1,401.63	$1,649.23	$1,401.63	$1,649.23

Net assets, end of period	$140,163,414	$164,922,838	$140,163,414	$164,922,838

Ratios to average net assets:

Expenses *	2.80%	2.90%	2.75%	2.93%
Net investment income *	14.28%	11.73%	14.28%	10.91%
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

Results of Operations - For the three and nine months ended September 30, 2011 and 2010

Total investment income for the three months ended September 30, 2011 and 2010 was $6.2 million and $6.1 million, respectively, which primarily consisted of interest on the venture loans outstanding. Total investment income for the nine months ended September 30, 2011 and 2010 was $19.8 million and $17.7 million, respectively, which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash and late fees. The increase was due to several early loan payoffs in fisical year 2011, which boosted the average yield from 18.63% for the three months ended September 30, 2010 to 20.28% for the three months ended September 30, 2011; and from 17.76% for the nine months ended September 30, 2010 to 19.39% for the nine months ended September 30, 2011. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early  payoffs, volatility of values ascribed to warrants, and new loans funded during the year. This was partially offset by the decrease in the average loans outstanding from $128.0 million for the three months ended September 30, 2010 to $121.7 million for the three months ended September 30, 2011; and from $131.8 million for the nine months ended September 30, 2010 to $128.9 million for the nine months ended September 30, 2011.

Management fees for the three months ended September 30, 2011 and 2010 were $0.9 million and $1.0 million, respectively. Management fees for the nine months ended September 30, 2011 and 2010 were $2.9 million and $3.2 million, respectively. Management fees for the first two years of the Fund's life were equal to 2.5% of committed capital, and for the rest of the Fund's life are equal to 2.5% of assets under management. As management fees are based on assets under management, the decrease is due to the decrease in assets under management relative to the previous year.

Total interest expense was $0 and less than $0.1 million for the three months ended September 30, 2011 and 2010, respectively. Total interest expense for the nine months ended September 30, 2011 and 2010 was less than $0.1 million and $0.2 million, respectively. In 2010 and 2011, no debt was drawn and the interest expense is composed of fees associated with the facility.

Total banking and professional fees were less than $0.1 million for the three months ended September 30, 2011 and 2010. Total banking and professional fees for the nine months ended September 30, 2011 and 2010 were $0.2 million and $0.3 million, respectively.

Total other operating expenses for the three and nine months ended September 30, 2011 and 2010 were less than $0.1 million.

Net investment income for the three months ended September 30, 2011 and 2010 was $5.2 million and $4.9 million, respectively. Net investment income for the nine months ended September 30, 2011 and 2010 was $16.6 million and $14.0 million, respectively.

Total net realized loss from investments was $2.5 million and $2.0 million for the three months ended September 30, 2011 and 2010, respectively. Total net realized loss from investments was $3.0 million and $2.3 million for the nine months ended September 30, 2011 and 2010, respectively.

Net change in unrealized gain (loss) from investments was $2.1 million and $(0.8) million for the three months ended September 30, 2011 and 2010, respectively. Net change in unrealized gain (loss) from investments was $3.8 million and $(3.2) million for the nine months ended September 30, 2011 and 2010, respectively. The unrealized gain (loss) consists of fair market value adjustments to loans.

Net increase in net assets resulting from operations for the three months ended September 30, 2011 and 2010 was $4.7 million and $2.1 million, respectively.  On a per share basis, the net increase in net assets resulting from operations was $46.90 and $20.83 for the three months ended September 30, 2011 and 2010, respectively. Net increase in net assets resulting from operations for the nine months ended September 30, 2011 and 2010 was $17.4 million and $8.5 million, respectively.  On a per share basis, the net increase in net assets resulting from operations was $173.74 and $85.13 for the nine months ended September 30, 2011 and 2010, respectively.

Liquidity and Capital Resources - September 30, 2011 and December 31, 2010

Total capital contributed to the Fund was $193.5 million, prior to distribution of capital, as of September 30, 2011 and December 31, 2010.  Committed capital to the Company at September 30, 2011 and December 31, 2010 was $270.0 million, of which $202.5 million has been called.  The remaining $67.5 million in committed capital as of September 30, 2011 is due to expire in February 2012 as the five year anniversary will have passed, at which time no further capital can be called.

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

As of September 30, 2011 and December 31, 2010, 14.9% and 15.5%, respectively, of the Fund's assets consisted of cash and cash equivalents.  The Fund invested its assets in venture loans during the nine months ended September 30, 2011 and 2010.  Amounts disbursed under the Fund's loan commitments totaled approximately $42.9 million during the nine months ended September 30, 2011.  Net loan amounts outstanding after amortization and fair market adjustment decreased by approximately $19.1 million for the same period.  Unexpired, unfunded commitments totaled approximately $11.3 million as of September 30, 2011.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding – Fair Value	Unexpired Unfunded Commitments
September 30, 2011	$446.3 million	$327.8 million	$118.5 million	$11.3 million
December 31, 2010	$403.4 million	$265.8 million	$137.6 million	$47.7 million

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

Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net income by less than $0.1 million.  This translates to less than 1% of net income for the nine months ended September 30, 2011.  Although Management believes that this measure is indicative of the Fund's sensitivity to interest rate changes, it makes estimates to adjust for potential changes in credit quality, size and composition of the balance sheet and other business developments that could affect net income.  Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Prior to the Fund's commencement of operations on February 21, 2007, the Fund sold 100,000 shares to the Fund's sole shareholder, Venture Lending & Leasing V, LLC for $25,000 in September 2006.  No other shares of the Fund have been sold; however, the Fund received an additional $193.5 million of paid in capital during the period from February 21, 2007 through September 30, 2011 which has been and will be used to acquire venture loans and fund operations.

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

VENTURE LENDING & LEASING V, INC.
(Registrant)
Chairman and Chief Executive Officer
By:	/S/ Maurice C. Werdegar	By:	/S/ Martin D. Eng
Maurice C. Werdegar		Martin D. Eng
President and Chief Executive Officer		Chief Financial Officer
Date:	November 10, 2011	Date:	November 10, 2011

EXHIBIT INDEX

Exhibit Number	Description
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

Date: November 10, 2011

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

Date: November 10, 2011

/S/ Maurice C. Werdegar
Maurice C. Werdegar
Chief Executive Officer

Exhibit 32.1
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing V, Inc. (the "Fund") on Form 10-Q for the period ending September 30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Maurice C. Werdegar, Chief Executive Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Maurice C. Werdegar
Maurice C. Werdegar
Chief Executive Officer
November 10, 2011

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing V, Inc. (the "Fund") on Form 10-Q for the period ending September 30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Martin D. Eng, Chief Financial Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Martin D. Eng
Martin D. Eng
Chief Financial Officer
November 10, 2011