Form 10-K
period 2011-12-31
Venture Lending & Leasing V, Inc.
filed 2012-03-15
CIK 1376067

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2011
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission File Number 814-00731
VENTURE LENDING & LEASING V, INC.
(Exact name of registrant as specified in its charter)

Maryland	14-1974295
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

104 LA Mesa Drive, Suite 102, Portola Valley, CA 94028
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
The number of shares outstanding of each of the issuer's classes of common stock, as of March 15, 2012 was 100,000.

Documents Incorporated by Reference

Document Description		10-K Part
Specifically Identified Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held	May 9, 2012	III

PART I.

ITEM 1.	BUSINESSS
Introduction.
Venture Lending & Leasing V, Inc. (the “Fund”) was incorporated in Maryland on August 21, 2006, as a non-diversified, closed-end management investment company electing status as a business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”).  The Fund is a wholly owned subsidiary of Venture Lending & Leasing V, LLC, a Delaware limited liability company (the “Company”).  The purpose of the Fund is to provide asset-based financing to venture-capital-backed companies, in the form of secured loans.  Additionally, the Fund may provide debt financing to public and late-stage private companies.  Prior to commencing its operations on February 21, 2007, the Fund had no operations other than the sale of 100,000 shares of common stock, $0.001 par value to the Company for $25,000 in September 2006.  As of December 31, 2011, the Fund meets the requirements, including diversification requirements, to qualify as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986.
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
Other Investment Policies.  The Fund will not sell securities short, purchase securities on margin (except to the extent the Fund's permitted borrowings are deemed to constitute margin purchases), purchase or sell commodities or commodity contracts or purchase or sell real estate.  The Fund will not underwrite the securities of other companies, except to the extent the Fund may be deemed an underwriter upon the disposition of restricted securities acquired in the ordinary course of the Fund's business.
On May 11, 2011, the Fund's Board of Directors resolved that the Fund is authorized to write puts and calls as a hedge for equity investments to increase return through a covered call. Such ability provides the Fund with an additional tool to pursue its fundamental investment objective of achieving a high total return.
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
Until February 21, 2011, the Fund made loan commitments in new loans, reinvesting the proceeds of matured, repaid or resold investments, net of required distributions to its shareholder, principal payments on borrowings and expenses or other obligations of the Fund. Following that date, the Fund distributes to investors all proceeds received from principal payments and sales of investments, net of reserves and expenses, principal repayments on the Fund's borrowings, amounts required to fund financing commitments entered into before such date, and any amounts paid on exercise of warrants.  Distributions of such amounts are likely to cause annual distributions to exceed the earnings and profits of the Fund available for distribution, in which case such excess will be considered a tax free return of capital to a shareholder to the extent of the shareholder's adjusted basis in its shares and then as capital gain.  The Fund may borrow money to fund shareholder distributions, to the extent consistent with the 1940 Act and a prudent capital structure.
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
Calculation of Investment Management Fee.  Subsequent to the second anniversary of the first closing of the offering of membership interests in the Company, the Management Fee is computed and paid quarterly, at an annual rate of 2.5% of the total value of the assets of the Fund (including amounts derived from borrowed funds), as of the last day of each such fiscal quarter.
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
Market conditions could also adversely impact the ability of the Fund's borrowers to meet their obligations to the Fund and the value of the Fund's direct investments in companies.  Most of the companies in which the Fund invests have not achieved profitability and require substantial equity financing to satisfy their continuing growth and working capital requirements.  The weak economy could hinder and possibly decrease the demand for such borrower's products and technology, thereby impairing such borrower's financial condition and ability to raise additional equity financing from outside investors.  This could result in an increase in borrower defaults under their obligations to the Fund, or a decrease in the value of the Fund's direct equity investments.  U.S. and global economic conditions could continue to deteriorate and remain weak for an extended period of time. Additionally, it is possible that market conditions could decrease the demand for venture loans.
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
Effect of Borrowings.  During the first two years of the Fund's investment operations, the Management Fee was calculated with reference to the committed equity capital of the Company, regardless of when or if all of such capital is called.  Thereafter, the Management Fee is computed and paid quarterly, at an annual rate equal to 2.5% of the total value of the Fund's assets (including amounts derived from borrowed funds) as of the last day of each such fiscal quarter. Therefore, decisions by the Manager to cause the Fund to borrow additional funds may increase the quarterly fees payable to the Manager. The Fund's overall borrowing limits, however, are set by the Fund's Board of Directors in light of its fiduciary obligations.
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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
Not applicable.

ITEM 2.	PROPERTIES.
All of the Fund's office space is provided by the Manager.

ITEM 3.	LEGAL PROCEEDINGS.
The Fund is not a party to any material legal proceedings.

ITEM 4.	MINE SAFETY ISSUES.
Not applicable.

PART II.

ITEM 5.	MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.
The Fund's Common Stock is not listed on any securities exchange, and all holders of the Fund's Common Stock are subject to agreements significantly restricting the transferability of their shares.
The number of holders of record of the Fund's Common Stock at March 15, 2012 was 1.
The Fund has a policy of distributing securities as acquired.  The Fund values these securities at fair value at the time of acquisition in accordance with the Fund's policy on valuation detailed in Note 2 to the financial statements.  In addition, some expenses of the Company may be paid by the Fund, and will be deemed as distributions to the Company.  The Fund has established a policy of declaring dividends on a quarterly basis to the extent that taxable income of the fund less applicable reserves exceeds warrant distributions and deemed distributions.  As of December 31, 2011, the Fund had distributed $130.9 million to date to its shareholder, of which $101.0 million was in cash.

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

	For the Year Ended	For the Year Ended	For the Year Ended	For the Year Ended	For the Period Ended
	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007
Statement of Operations Data:
Investment income:
Interest on loans	$24,379,796	$23,418,920	$24,298,202	$21,282,105	5,334,634
Other interest and other income	18,744	225,699	99,861	446,879	613,222
Total investment income	24,398,540	23,644,619	24,398,063	21,728,984	5,947,856
Expenses:
Management fees	3,582,723	4,227,766	4,798,290	6,750,000	5,783,733
Interest expense	40,745	267,804	237,677	1,714,343	488,178
Banking and professional fees	263,660	354,706	415,853	1,479,097	368,121
Organizational costs		—	—	—	113,493
Other operating expenses	138,176	137,869	148,819	129,917	91,339
Total expenses	4,025,304	4,988,145	5,600,639	10,073,357	6,844,864
Net investment income (loss)	20,373,236	18,656,474	18,797,424	11,655,627	(897,008)
Net realized loss from investments	(3,726,282)	(2,935,277)	(4,122,957)	—	—
Net change in unrealized loss from investments	4,326,947	(3,680,278)	(4,803,944)	(1,755,000)	—
Net realized and unrealized loss from hedging activities	—	—	—	(488,337)	(458,320)
Net realized and unrealized loss from investment and hedging activities	600,665	(6,615,555)	(8,926,901)	(2,243,337)	(458,320)
Net increase (decrease) in net assets resulting from operations	$20,973,901	$12,040,919	$9,870,523	$9,412,290	(1,355,328)

AMOUNTS PER COMMON SHARE:
Net increase (decrease) in net assets resulting from operations	$209.74	$120.41	$98.71	$94.12	$(13.55)
Weighted Average Shares Outstanding	100,000	100,000	100,000	100,000	100,000

	As of	As of	As of	As of	As of
	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007
Balance Sheet Data:
Loans	$105,250,110	$137,614,630	$141,980,642	$170,594,873	$91,964,991
Net assets	$113,519,812	$163,720,540	$175,761,560	$192,706,115	$57,076,432
Borrowings under debt facility	$—	$—	$—	$—	$43,000,000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
Loans are held at fair value as determined by management, in accordance with the valuation methods described in the valuation of loans section of Note 2 to the financial statements (Summary of Significant Accounting Policies). Critical factors in determining the fair value of a loan include payment history, collateral position, financial strength of borrower, prospects for the borrower's raising of future equity rounds, likelihood of sale or acquisition of the borrower, and length of expected holding period of the loan, as well as an evaluation of the general interest rate environment. The actual value of the loans may differ from management’s estimates, which would affect net increase (decrease) in net assets resulting from operations as well as assets.
Results of Operations – For the years ended December 31, 2011, 2010, and 2009
Total investment income for the years ended December 31, 2011, 2010 and 2009 was $24.4 million, $23.6 million and $24.4 million, respectively, which primarily consisted of interest on venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash. The increase was due to early loan payoffs in fiscal year 2011, which boosted the average yield from 17.86% for the year ended December 31, 2010 and 16.43% for the year ended December 31, 2009 to 18.9% for the year ended December 31, 2011. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants, and loans funded during the year. This was partially offset by the decrease in the average loans outstanding from $131.2 million for the year ended December 31, 2010 and $147.9 million for the year ended December 31, 2009 to $123.6 million for the year ended December 31, 2011.
Expenses for the years ended December 31, 2011, 2010, and 2009 were $4.0 million, $5.0 million, and $5.6 million , respectively. Management fees were calculated based on the Company’s committed capital for the first two years of the Fund’s life and thereafter as a percentage of Fund assets. Management fees for the Fund were $3.6 million, $4.2 million, and $4.8 million for the years ended December 31, 2011, 2010, and 2009, respectively. Management fees decreased in 2011 and 2010 due to the decrease in assets in 2011 and 2010.
Interest expense was less than $0.1 million, $0.3 million, and $0.2 million for the years ended December 31, 2011, 2010, and 2009. Borrowings under the debt facility was $0 as of December 31, 2011, 2010 and 2009. The interest expense was comprised of fees on the unused portion of the debt facility and amortization of prepaid bank facility fee and legal fee pertaining to the debt facility. On February 20, 2009, the Fund entered into agreements with Union Bank, N.A. that established a secured revolving loan facility in an initial amount of up to $30,000,000. On June 11, 2009, the Fund borrowed $1.0 million under the new debt facility and on September 11, 2009, the Fund fully paid its borrowing under the debt facility. As of December 31, 2010, and December 31, 2011, the Fund had no debt.
Banking and professional fees were $0.3 million, $0.4 million, and $0.4 million for the years ended December 31, 2011, 2010, and 2009. The fees remained relatively stable in 2010 compared to that in 2009. The decrease in expense in 2011 was primarily due to the decrease in legal fee as a result of less commitments in the current year compared to those in the prior year.
Other operating expenses were $0.1 million, for each of the years ended December 31, 2011, 2010, and 2009. These expenses included director fees, custody fee, tax fees, and other expenses related to the operation of the Fund. Other operating expenses remained relatively stable for the years presented.
The net realized loss from investments was $3.7 million, $2.9 million and $4.1 million for the years ended December 31, 2011, 2010 and 2009 respectively. The realized losses consist of write offs, net of recoveries of previously written off uncollectible loans.
Net change in unrealized gain (loss) from investment activities was $4.3 million, $(3.7) million, and $(4.8) million for the years ended December 31, 2011, 2010, and 2009, respectively. The unrealized loss consists of fair market value adjustments of loans.
Net increase in net assets resulting from operations for the years ended December 31, 2011, 2010, and 2009 was $21.0 million, $12.0 million, and $9.9 million. On a per share basis, for the years ended December 31, 2011, 2010, and 2009, there was a net increase in net assets resulting from operations of $209.74, $120.41, and $98.71, respectively.

Liquidity and Capital Resources -- December 31, 2011 and 2010
The Fund is owned entirely by the Company. The Company is expected, but not required, to make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances. As of December 31, 2011 and 2010 the Company had received subscriptions for capital in the amount of $270.0 million, of which $202.5 million had been called and received. As of December 31, 2011 and 2010, $67.5 million of capital remains uncalled. On December 9, 2011, the Fund's board resolved that no future capital calls would be made, thus the Fund no longer has access to additional capital from investors.

On February 20, 2009, the Fund entered into agreements with Union Bank, N.A. that established a secured revolving loan facility in an initial amount of up to $30,000,000. Borrowings by the Fund were collateralized by the personal property and other assets of the Fund. Loans under the facility were, at the option of the Fund, either Reference Rate loans or LIBOR loans. The Fund paid interest on its borrowings and also paid a fee on the unused portion of the facility. On September 11, 2009, the Fund fully paid its borrowing under the debt facility and the facility terminated on February 18, 2011.
As of December 31, 2011 and 2010, 7% and 16%, respectively of the Fund’s assets consisted of cash and cash equivalents. The Fund invested its assets in venture loans during 2011 and 2010. Amounts disbursed under the Fund’s loan commitments was $46.8 million for the year ended December 31, 2011. Net loan amounts outstanding after amortization and valuation adjustments were approximately $105.3 million as of December 31, 2011. Unexpired unfunded commitments as of December 31, 2011 were approximately $4.5 million.

Year Ended	Cumulative Amount Disbursed	Principal Amortization and Fair Market Adjustment	Balance Outstanding– Fair Value	Unexpired Unfunded Commitments
December 31, 2011	$450.2 million	$344.9 million	$105.3 million	$4.5 million
December 31, 2010	$403.4 million	$265.8 million	$137.6 million	$47.7 million
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
The Fund's sensitivity to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net increase in net assets resulting from operations by less than 1% for the year ended December 31, 2011.
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
December 31, 2011 (Unaudited)

	Quarterly Information for the Three Months Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Investment Income:
Interest on loans	$5,909,010	$7,685,472	$6,171,612	$4,613,702
Other interest and other income	18,482	7	2	253
Total investment income	5,927,492	7,685,479	6,171,614	4,613,955
Expenses:
Management fees	1,005,425	979,820	882,149	715,329
Interest expense	40,745	—	—	—
Banking and professional fees	75,274	27,650	88,872	71,864
Other operating expenses	28,520	21,818	41,470	46,368
Total expenses	1,149,964	1,029,288	1,012,491	833,561
Net investment income	4,777,528	6,656,191	5,159,123	3,780,394
Net realized gain (loss) from investments	(132,849)	(317,337)	(2,531,752)	(744,344)
Net change in unrealized gain (loss) from investments	1,386,488	314,345	2,062,643	563,471
Net realized and unrealized gain (loss) from investment activities	1,253,639	(2,992)	(469,109)	(180,873)
Net increase (decrease) in net assets resulting from operations	$6,031,167	$6,653,199	$4,690,014	$3,599,521
Amount per common share:
Net increase (decrease) in net assets resulting from operations	$60.31	$66.53	$46.90	$36.00
Weighted average shares outstanding	100,000	100,000	100,000	100,000

December 31, 2010 (Unaudited)

	Quarterly Information for the Three Months Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Investment Income:
Interest on loans	$5,828,891	$5,764,667	$5,962,125	$5,863,237
Other interest and other income	407	1,643	154,565	69,084
Total investment income	5,829,298	5,766,310	6,116,690	5,932,321
Expenses:
Management fees	1,084,113	1,065,803	1,041,814	1,036,036
Interest expense	66,618	66,950	67,285	66,951
Banking and professional fees	122,675	73,616	78,474	79,941
Other operating expenses	22,409	29,300	25,409	60,751
Total expenses	1,295,815	1,235,669	1,212,982	1,243,679
Net investment income	4,533,483	4,530,641	4,903,708	4,688,642
Net realized gain (loss) from investments	(13,734)	(259,575)	(2,026,096)	(635,872)
Net change in unrealized gain (loss) from investments	(1,531,632)	(828,543)	(794,766)	(525,337)
Net realized and unrealized gain (loss) from investment activities	(1,545,366)	(1,088,118)	(2,820,862)	(1,161,209)
Net increase (decrease) in net assets resulting from operations	$2,988,117	$3,442,523	$2,082,846	$3,527,433
Amount per common share:
Net increase (decrease) in net assets resulting from operations	$29.88	$34.43	$20.83	$35.27
Weighted average shares outstanding	100,000	100,000	100,000	100,000

December 31, 2009 (Unaudited)

	Quarterly Information for the Three Months Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Investment Income:
Interest on loans	$5,869,202	$5,674,453	$5,781,224	$6,973,323
Other interest and other income	3,801	7,873	83,686	4,501
Total investment income	5,873,003	5,682,326	5,864,910	6,977,824
Expenses:
Management fees	1,439,832	1,126,726	1,123,733	1,107,999
Interest expense	30,922	66,836	72,634	67,285
Banking and professional fees	115,836	135,024	70,419	94,574
Other operating expenses	23,056	26,293	44,841	54,629
Total expenses	1,609,646	1,354,879	1,311,627	1,324,487
Net investment income	4,263,357	4,327,447	4,553,283	5,653,337
Net realized gain (loss) from investments	222,888	(2,176,922)	(1,723,148)	1
Net change in unrealized gain (loss) from investment activities	4,142,710	(1,212,290)	1,382,542	(831,486)
Net realized and unrealized gain (loss) from investment activities	4,365,598	(3,389,212)	(340,606)	(831,485)
Net increase (decrease) in net assets resulting from operations	$(102,241)	$938,235	$4,212,677	$4,821,852
Amount per common share:
Net increase (decrease) in net assets resulting from operations	$(1.02)	$9.38	$42.13	$48.22
Weighted average shares outstanding	100,000	100,000	100,000	100,000

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.
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
There have not been any changes in the Fund’s internal control over financial reporting identified in connection with Management’s Report that occurred during the Fund’s fourth fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.
MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.
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
Changes in Internal Controls
There were no significant changes in the Fund's internal controls or in other factors that could significantly affect these controls during the fiscal year ended December 31, 2011.

ITEM 9.B.	OTHER INFORMATION
Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The following are the executive officers of the Fund.  All officers serve at the pleasure of the Fund's Board.

Name and Position With Fund	Age	Occupation During Past Five Years
Ronald W. Swenson, Chairman, and Director	67	Chairman, CEO, Director, and other positions for Westech Investment Advisors since 1994
Maurice C. Werdegar, President and Chief Executive Officer	47	COO, Director and other positions for Westech Investment Advisors since 2001
Jay L. Cohan, Vice President, Assistant Secretary	47	Vice President, Assistant Secretary and other positions for Westech Investment Advisors since 1999
Martin D. Eng, Vice President, CFO, Treasurer, and Secretary	60	Vice President, CFO, Treasurer and Secretary for Westech Investment Advisors since 2005.
David R. Wanek, Vice President	39	Vice President and other positions for Westech Investment Advisors since 2001
The information required by this item concerning the directors of the Fund and Section 16(a) compliance will be contained in the Fund's Proxy Statement filed in connection with the Annual Meeting of Shareholders to be held on May 9, 2012 (“Proxy Statement”) under the captions “Proposal 1 -- To Elect Five Directors of the Fund” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.
The Fund has adopted a Code of Ethics that is applicable to all of its officers.  A free copy of the Code of Ethics may be requested by contacting the Chief Financial Officer of the Fund.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item will be contained in the Fund's Proxy Statement under the caption “Proposal 1 -- To Elect Five Directors of the Fund” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS
The information required by this item will be contained in the Fund's Proxy Statement under the caption “Annex A -- Beneficial Ownership of Fund Shares” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be contained in the Fund's Proxy Statement under the captions: “Other Information -- Managers” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be contained in the Fund's Proxy Statement under the captions: “Other Information - Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1. Index to Financial Statements and Financial Statement Schedules
Report of Independent Registered Public Accounting Firm

Statements of Assets and Liabilities as of December 31, 2011 and 2010
Statements of Operations for the years ended December 31, 2011, 2010 and 2009
Statements of Changes in Net Assets for the years ended December 31, 2011, 2010 and 2009
Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009
Notes to Financial Statements
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

10.3
Form of Management Agreement between the Fund and the Manager, incorporated by reference to the Fund's Registration Statement on Form 10 filed with the Securities and Exchange Commission on October 10, 2006.

10.4	First Amendment to Management Agreement between the Fund and the Manager.

31.1 - 32.2	Certifications pursuant to The Sarbanes-Oxley Act of 2002

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
VENTURE LENDING & LEASING V, INC.
(Registrant)

By:	/S/Maurice C. Werdegar		By:	/S/Martin D. Eng
	Maurice C. Werdegar			Martin D. Eng
	President and Chief Executive Officer			Chief Financial Officer
	Date:	March 15, 2012		Date:	March 15, 2012
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	NAME	TITLE	DATE

By:	/S/ Scott Taylor	Director	March 15, 2012
Scott Taylor

By:	/S/ William Russell Miller	Director	March 15, 2012
William Russell Miller

By:	/S/ Ronald W. Swenson	Chairman	March 15, 2012
Ronald W. Swenson

By:	/S/ George Von Gehr	Director	March 15, 2012
George Von Gehr

By:	/S/ Maurice C. Werdegar	President, CEO & Director	March 15, 2012
Maurice C. Werdegar

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholder of
Venture Lending & Leasing V, Inc.:

We have audited the accompanying statements of assets and liabilities of Venture Lending & Leasing V, Inc. (the "Fund"), as of December 31, 2011 and 2010, and the related statements of operations, cash flows, and changes in net assets for each of the three years in the period ended December 31, 2011.  These financial statements are the responsibility of the Fund's management.  Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  Our procedures included confirmation of loans owned as of December 31, 2011, by correspondence with the borrowers; where replies were not received, other auditing procedures were performed. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Venture Lending & Leasing V, Inc. as of December 31, 2011 and 2010, and the results of its operations, its cash flows, and changes in its net assets for each of the three years ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 2, the financial statements include investments valued at $105.3 million (92% of total assets) and $137.9 million (83% of total assets) as of December 31, 2011 and 2010, respectively, whose fair values have been estimated by management in the absence of readily determinable fair values.  Also discussed in Note 2 is the information used by management in making these estimates.

/s/ Deloitte & Touche LLP
March 15, 2012
San Francisco, California

VENTURE LENDING & LEASING V, INC.
Statements of Assets and Liabilities
As of December 31, 2011 and 2010

	December 31, 2011	December 31, 2010
ASSETS
Loans, at estimated fair value
(Cost of $110,427,384 and 147,118,852)	$105,250,110	$137,614,630
Cash and cash equivalents	7,657,584	25,771,479
Other investments (Cost of $764,513 and $1,018,202)	29,513	283,202
Other assets	1,515,313	2,096,498

Total assets	114,452,520	165,765,809

LIABILITIES
Accrued management fees	715,328	1,036,036
Accounts payable and other accrued liabilities	217,380	1,009,233

Total liabilities	932,708	2,045,269

NET ASSETS	$113,519,812	$163,720,540

Analysis of Net Assets:

Capital paid in on shares of capital stock	$193,525,000	$193,525,000
Return of capital distributions	(73,195,905)	(18,668,229)
Distributable income (accumulated deficit)	(6,809,283)	(11,136,231)
Net assets (equivalent to $1,135.20 and $1,637.21 per share based on 100,000 shares of capital stock outstanding - See Note 6)	$113,519,812	$163,720,540

See notes to financial statements.

VENTURE LENDING & LEASING V, INC.
Statements of Operations
For the Years Ended December 31, 2011, 2010 and 2009

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009
INVESTMENT INCOME:
Interest on loans	$24,379,796	$23,418,920	$24,298,202
Other interest and other income	18,744	225,699	99,861
Total investment income	24,398,540	23,644,619	24,398,063

EXPENSES:
Management fees	3,582,723	4,227,766	4,798,290
Interest expense	40,745	267,804	237,677
Banking and professional fees	263,660	354,706	415,853
Other operating expenses	138,176	137,869	148,819
Total expenses	4,025,304	4,988,145	5,600,639
Net investment income (loss)	20,373,236	18,656,474	18,797,424

Net realized gain (loss) from investments	(3,726,282)	(2,935,277)	(4,122,957)
Net change in unrealized gain (loss) from investments	4,326,947	(3,680,278)	(4,803,944)
Net realized and unrealized gain(loss) from investment activities	600,665	(6,615,555)	(8,926,901)

Net increase (decrease) in net assets resulting from operations	$20,973,901	$12,040,919	$9,870,523
Net increase (decrease) in net assets resulting from operations per share	$209.74	$120.41	$98.71
Weighted average shares outstanding	100,000	100,000	100,000

See notes to financial statements.

VENTURE LENDING & LEASING V, INC.
Statements of Changes in Net Assets
For the Years Ended December 31, 2011, 2010 and 2009

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009
Net increase in net assets resulting from operations:
Net investment income (loss)	$20,373,236	$18,656,474	$18,797,424
Net realized gain (loss) from investments	(3,726,282)	(2,935,277)	(4,122,957)
Net change in unrealized gain (loss) from investments	4,326,947	(3,680,278)	(4,803,944)
Net increase (decrease) in net assets resulting from operations	20,973,901	12,040,919	9,870,523
Distributions of income to shareholder	(16,646,954)	(15,721,197)	(20,100,830)
Return of capital to shareholder	(54,527,675)	(8,360,742)	(6,714,248)
Total increase (decrease)	(50,200,728)	(12,041,020)	(16,944,555)

Net assets
Beginning of year	163,720,540	175,761,560	192,706,115

End of year	$113,519,812	$163,720,540	$175,761,560

See notes to financial statements.

VENTURE LENDING & LEASING V, INC.
Statements of Cash Flows
For the Years Ended December 31, 2011, 2010 and 2009

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$20,973,901	$12,040,919	$9,870,523
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized loss (gain) from investments	3,726,282	2,935,277	4,122,957
Net change in unrealized loss (gain) from investments	(4,326,947)	3,680,278	4,803,944
Amortization of deferred costs related to borrowing facility	24,412	146,470	124,081
Net decrease (increase) in other assets	555,177	(41,916)	289,428
Net increase (decrease) in accounts payable, other accrued
liabilities, and accrued management fees	(1,112,560)	527,042	(662,165)
Origination of loans	(46,799,679)	(92,381,843)	(76,924,506)
Principal payments on loans	78,200,475	89,488,228	92,748,512
Acquisition of equity securities	(2,558,645)	(6,637,867)	(4,816,755)
Net decrease (increase) in other investment	3,689	(249,955)	(768,247)
Net cash provided by (used in) operating activities	48,686,105	9,506,633	28,787,772
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distribution to shareholder	(66,800,000)	(16,800,000)	(17,400,000)
Payment of bank facility fees and costs	—	—	(294,963)
Borrowings under debt facility	—	—	1,000,000
Repayment of debt facility	—	—	(1,000,000)
Net cash provided by (used in) financing activities	(66,800,000)	(16,800,000)	(17,694,963)
Net increase (decrease) in cash and cash equivalents	(18,113,895)	(7,293,367)	11,092,809
CASH AND CASH EQUIVALENTS:
Beginning of year	25,771,479	33,064,846	21,972,037
End of year	$7,657,584	$25,771,479	$33,064,846
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE YEAR FOR:
Interest	$46,667	$121,667	$237,677
NON-CASH ACTIVITIES:
Receipt of equity securities as repayment of loan	$962,229	$644,072	$4,598,323
Distributions of equity securities to shareholder	$4,374,629	$7,281,939	$9,415,078
Conversion of receivable to stock	$1,595	$—	$—
Conversion of note to stock	$250,000	$—	$—

See notes to financial statements.

VENTURE LENDING & LEASING V, INC.
Notes to Financial Statements for the Years Ended December 31, 2011 and 2010
1. ORGANIZATION AND OPERATIONS OF THE FUND
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
Until February 21, 2011, the Fund made loan commitments in loan, reinvesting the proceeds of matured, repaid or resold investments, net of required distributions to shareholders, principal payments on borrowings and expenses or other obligations of the Fund, in new loans. Following that date, the Fund distributes to investors all proceeds received from principal payments and sales of investments, net of reserves and expenses, principal repayments on the Fund's borrowings, amounts required to fund financing commitments entered into before such date, and any amounts paid on exercise of warrants.  Distributions of such amounts are likely to cause annual distributions to exceed the earnings and profits of the Fund available for distribution, in which case such excess will be considered a tax free return of capital to a shareholder to the extent of the shareholder's adjusted basis in its shares and then as capital gain.  The Fund may borrow money to fund shareholder distributions, to the extent consistent with the 1940 Act and a prudent capital structure.
On December 9, 2011, the Board decided that no new capital calls will be made.
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
Valuation Methods
At December 31, 2011 and 2010, the financial statements include nonmarketable investments ($105.3 million and $137.9 million or approximately 92% and 83% of the total assets) with fair values determined by the Manager in the absence of readily determinable market values.  Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.  Below is the information used by the Manager in making these estimates.
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
Money market funds and debt instruments held as Cash and Cash Equivalents are valued at their most recently traded net asset value, if available, or at amortized cost, provided such amount is not materially different from quoted price.
Debt securities held as Short-term Investments are valued based on current bid quotations of recognized dealers or, when market quotations are not readily available, based on appraisals received from a pricing service using a computerized matrix system, or based upon appraisals derived from information concerning the securities or similar securities received from recognized dealers in the securities.  Notwithstanding the foregoing, debt securities with remaining maturities of ninety (90) days or fewer generally are valued by amortizing the difference between their last available fair value and their par value, provided such amount is not materially different from quoted price.  As of December 31, 2011 and 2010, the Fund held no short-term investments.
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
As of December 31, 2011 and 2010, loans with a cost basis of $10.4 million and $15.2 million and a fair value of $5.3 million and $5.7 million, respectively, have been classified as nonaccrual.
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
Market conditions could also adversely impact the ability of the Fund's borrowers to meet their obligations to the Fund and the value of the Fund's direct investments in companies.  Most of the companies in which the Fund invests have not achieved profitability and require substantial equity financing to satisfy their continuing growth and working capital requirements.  The weak economy could hinder and possibly decrease the demand for such borrower's products and technology, thereby impairing such borrower's financial condition and ability to raise additional equity financing from outside investors.  This could result in an increase in borrower defaults under their obligations to the Fund, or a decrease in the value of the Fund's direct equity investments.  U.S. and global economic conditions could continue to deteriorate and remain weak for an extended period of time. Additionally, it is possible that market conditions could decrease the demand for venture loans.
Recently Issued Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2010-06, Improving Disclosures about Fair Value Measurements, which, among other things, amends ASC 820, Fair Value Measurement, to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level III fair value measurements (i.e., to present such items on a gross basis rather than on a net basis) for fiscal years beginning after December 15, 2010. The Fund adopted this guidance on January 1, 2011. As the adoption of this guidance was primarily limited to enhanced disclosures, such adoption did not have a material impact on the Fund's 2011 financial statements.
In May 2011, FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends guidance on fair value measurements to clarify the FASB's intent about the application of existing fair value measurement and disclosure requirements (e.g., to require entities to disclose quantitative information about the unobservable inputs used in a fair value measurement that is categorized within Level III of the fair value hierarchy) and to change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The guidance also requires enhanced disclosures about fair value measurements, including, among other things, (a) for fair value measurements categorized within Level III of the fair value hierarchy, (1) quantitative information about the significant unobservable inputs used in the measurement, and (2) a description of the valuation processes used by the reporting entity, and (3) a narrative description of the sensitivity of the fair value to changes in unobservable inputs and interrelationships between those inputs if a change in those inputs would result in a significantly different fair value measurements and (b) the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of assets and liabilities but for which the fair value is required to be disclosed.

The amended guidance is to be applied prospectively and is effective for public entities (like the Fund) for interim and annual periods beginning after December 15, 2011, with early application permitted (but not earlier than interim periods beginning after December 15, 2011). As the impact of the guidance is primarily limited to enhanced disclosures, adoption is not expected to have a material impact on the Fund's financial statements.

Tax Status

As long as the Fund qualifies as a Regulated Investment Company (“RIC”), it will not pay any federal or state corporate income tax on income that is distributed to its shareholder (pass-through status).  Should the Fund not qualify as a RIC or lose its RIC status, it could be taxed as an ordinary corporation on its taxable income for that year (even if that income is distributed to its shareholder), and all distributions out of its earnings and profits will be taxable to its shareholder as ordinary income.  As of December 31, 2011, the Fund had no uncertain tax positions.

The Fund's tax years open to examination by major jurisdictions are 2008 and forward.

3. SUMMARY OF INVESTMENTS
Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working capital up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment.  As of December 31, 2011, the Fund's investments in loans are primarily to companies based within the United States and are diversified among borrowers in the industries shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below. (The sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).
The Fund defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale.
Loan balances are summarized by borrower.  Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded.  Each loan drawn under a commitment has a different maturity date and amount.  For the years ended December 31, 2011 and 2010 the weighted average interest rate on gross performing loans was 18.90% and 17.86%, respectively.  Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants, and new loans funded during the year.
Loans as of December 31, 2011 are to non-affiliates and consist of the following:

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 12/31/11	12/31/2011	Maturity Date
Biotechnology
Stem CentRx, Inc.		$751,244	$751,244	1/1/2014
Subtotal:	0.7%	$751,244	$751,244

Computers & Storage
D-Wave Systems, Inc.		$1,071,662	$1,071,662	1/1/2014
Nexenta Systems, Inc.		505,729	505,729	5/1/2013
Subtotal:	1.4%	$1,577,391	$1,577,391

Enterprise Networking
Vyatta, Inc.		$277,315	$277,315	9/1/2012
Subtotal:	0.2%	$277,315	$277,315

Internet
Akademos, Inc.		$556,782	$556,782	12/1/2013
Blekko, Inc.		1,482,610	1,482,610	2/1/2013
CloudTalk, Inc.		86,148	121,148	10/1/2013
Collarity, Inc.		—	669,821	*
DisplayLink, Ltd.		907,901	907,901	6/1/2013
Fwix, Inc.		38,706	38,706	3/1/2014
Genius.com, Inc.		163,650	163,650	8/1/2013
Insider Guides, Inc.		3,142,283	3,142,283	9/1/2014
Involver, Inc.		670,235	670,235	6/1/2013
Juice in the City, Inc.		282,436	282,436	2/1/2014
LOLapps, Inc.		786,437	786,437	1/1/2014
MGEL, Inc.		218,350	218,350	1/1/2013
MMJK, Inc.		692,304	692,304	12/1/2012
Mojo Motors, Inc.		278,897	278,897	6/1/2014
Philotic, Inc.		136,428	136,428	8/1/2013

Plastic Jungle, Inc.		565,919	565,919	11/1/2012
Quantcast Corp.		3,284,405	3,284,405	4/1/2014
Queryable Corp.		314,214	314,214	4/1/2014
Rivet Games, Inc.		1,415,200	1,415,200	8/1/2014
Rocket Fuel, Inc.		514,972	514,972	3/1/2013
Semantic Sugar, Inc.		75,640	75,640	7/1/2012
Sittercity, Inc.		2,128,481	2,128,481	2/1/2014
Topsy Labs, Inc.		2,128,724	2,128,724	12/1/2014
Ustream, Inc.		3,343,372	3,343,372	1/1/2014
WeddingWire, Inc.		757,101	757,101	2/1/2014
Worktopia, Inc.		25,000	30,000	*
Youku.com, Inc.		1,495,657	1,495,657	7/1/2013
Subtotal:	22.5%	$25,491,852	$26,201,673

Medical Devices
Cayenne Medical, Inc.		$1,693,997	$1,693,997	3/1/2014
Cellscape Corp.		123,323	123,323	12/1/2012
ConforMIS, Inc.		6,440,740	6,440,740	5/1/2014
CV Ingenuity Corp.		732,687	732,687	4/1/2014
CyberHeart, Inc.		382,114	562,114	*
iBalance Medical, Inc.		133,903	233,903	*
Intellidx, Inc.		33,791	923,791	*
Oculus Innovative Sciences, Inc.		1,977,151	1,977,151	11/1/2013
Spinal Kinetics, Inc.		1,066,967	1,066,967	10/1/2013
Suneva Medical, Inc.		1,381,455	1,381,455	6/1/2013
Xlumena, Inc.		974,529	974,529	5/1/2014
Subtotal:	13.2%	$14,940,657	$16,110,657

Other Healthcare
Pathway Genomics Corp.		$1,047,635	$1,047,635	7/1/2013
Subtotal:	0.9%	$1,047,635	$1,047,635

Other Technology
Ampulse Corp.		$1,878,268	$1,878,268	7/1/2013
Coulomb Technologies, Inc.		890,910	890,910	6/1/2013
Daylight Solutions, Inc.		974,696	974,696	8/1/2013
EcoSMART Technologies, Inc.		2,547,275	2,547,275	10/1/2013
eIQ Energy, Inc.		308,653	308,653	6/1/2013
Lehigh Technologies, Inc.		2,974,106	2,974,106	10/1/2014
PlantSense, Inc.		—	453,509	*
Sezmi Corp.		52,609	52,609	2/1/2012
Solaria Corp.		3,094,938	3,094,938	9/1/2014
Streamlite, Inc.		4,447,139	4,447,139	12/1/2013
Svaya Nanotechnologies, Inc.		288,548	288,548	6/1/2014
The Climate Corporation		2,295,289	2,295,289	4/1/2013
ZeaChem, Inc.		3,115,900	3,115,900	7/1/2013
Subtotal:	20.1%	$22,868,331	$23,321,840

Security
Dragnet Solutions, Inc.		$216,921	$291,921	*
Nevis Networks, Inc.		—	263,762	*
TrustedID, Inc.		204,937	233,937	*
Subtotal:	0.4%	$421,858	$789,620

Software
AcousticEye, Ltd.		$490,481	$660,481	*
Athena Design Systems, Inc.		—	53,849	*
Atlantis Computing, Inc.		87,558	87,558	9/1/2012
BlueRoads Corp.		—	811,989	*
ClearPath, Inc.		957,109	957,109	6/1/2014
Cloudmark, Inc.		2,414,733	2,414,733	2/1/2013
Cloudshare, Inc.		312,528	312,528	2/1/2012
Corduro, Inc.		247,565	337,565	12/1/2013
D Software Inc.		54,630	54,630	1/1/2013
Demandbase, Inc.		348,734	348,734	10/1/2012
EnPrecis, Inc.		94,320	94,320	11/1/2013
Future Point Systems, Inc.		129,783	129,783	5/1/2013
Gazillion, Inc.		1,348,862	1,348,862	8/1/2014
gloStream, Inc.		1,306,878	1,306,878	5/1/2014
Image Vision Labs, Inc.		337,251	337,251	6/1/2014
Intalio, Inc.		1,254,570	1,254,570	2/1/2014
Kareo, Inc.		287,673	287,673	2/1/2014
KIT Digital, Inc.		4,129,869	4,129,869	9/1/2013
Knowledge Adventure, Inc.		304,546	304,546	5/1/2012
Krux Digital, Inc.		392,575	392,575	12/1/2013
Lending Stream, Ltd.		8,199,735	8,199,735	12/1/2014
MarketFish, Inc.		89,354	89,354	9/1/2012
Medsphere Systems Corp.		995,334	995,334	10/1/2012
Mr. Number, Inc.		164,326	164,326	11/1/2012
Palantir Technologies, Inc.		4,832,117	4,832,117	6/1/2013
Queplix Corp.		196,838	346,838	*
RivalWatch, Inc.		187,982	247,982	*
SoundHound, Inc.		712,638	712,638	9/1/2013
Validare, Inc.		172,028	172,028	10/1/2013
Verix, Inc.		828,028	1,108,028	*
XOS Technologies, Inc.		2,392,461	2,392,461	10/1/2014
Xtime, Inc.		336,715	336,715	10/1/2013
Subtotal:	29.6%	$33,607,221	$35,223,059

Technology Services
DigitalPath, Inc.		$1,068,954	$1,068,954	10/1/2014
Subtotal:	0.9%	$1,068,954	$1,068,954

Wireless
Cellfire, Inc.		$18,389	$18,389	1/1/2012
DeFi Global, Inc.		—	337,344	*
GPShopper, LLC		196,750	196,750	2/1/2014
July Systems, Inc.		479,008	479,008	9/1/2013
Nextivity, Inc.		1,708,472	1,898,472	*
SandLinks, Inc.		68,984	268,984	*
Silent Communication, Ltd.		423,522	523,522	*
Venturi Wireless, Inc.		302,527	335,527	*
Subtotal:	2.8%	$3,197,652	$4,057,996

Total (Cost of $110,427,384):	92.7%	$105,250,110	$110,427,384

*As of December 31, 2011, loans with a cost basis of $10.4 million and fair value of $5.3 million have been classified as nonaccrual.  These loans have been accelerated from an original maturity and are due in their entirety.  During the period for which these loans have been on nonaccrual status, no interest income has been recognized.

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
The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies.  These loans are generally secured by assets of the borrowers.  As a result, the Fund is subject to general credit risk associated with such companies.  At December 31, 2011 and 2010, the Fund had unexpired unfunded commitments to borrowers of $4.5 million and $47.7 million, respectively.
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

The following table presents the balances of assets measured at fair value on a recurring basis:

As of December 31, 2011	Level 1	Level 3	Total
ASSETS:
Loans to borrowers	—	$105,250,110	105,250,110
Other investment	—	29,513	29,513
Cash equivalents	7,657,584	—	7,657,584
Total assets	$7,657,584	$105,279,623	$112,937,207

As of December 31, 2010	Level 1	Level 3	Total
ASSETS:
Loans to borrowers	—	$137,614,630	137,614,630
Other investment	—	283,202	283,202
Cash equivalents	25,771,479	—	25,771,479
Total assets	$25,771,479	$137,897,832	$163,669,311
The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Year Ended
	December 31, 2011
	Loans to borrowers	Other investment	Warrants	Stocks	Convertible Notes
Beginning balance	$137,614,630	$283,202	—	—	—
Acquisitions and originations	46,799,679	—	3,059,647	363,345	97,882
Additional investments	—	4,722	—	—	—
Principal reductions	(79,162,704)	(8,411)	—	—	—
Distribution to shareholder	—	—	(3,059,647)	(1,217,100)	(97,882)
Conversion of note to stock	—	(250,000)	—	250,000	—
Conversion of receivable to stock	—	—	—	1,595	—
Net change in unrealized loss from investments	4,326,947	—	—	—	—
Net realized loss from investments	(4,328,442)	—	—	602,160	—
Ending balance	$105,250,110	$29,513	—	—	—

	For the Year Ended
	December 31, 2010
	Loans to borrowers	Other investment	Warrants	Stocks	Convertible Notes
Beginning balance	141,980,642	33,247	—	—	—
Acquisitions and originations	92,381,843	250,000	7,060,799	167,119	54,021
Additional investments	—		—	—	—
Reductions	(90,132,300)	(45)	(7,060,799)	(167,119)	(54,021)
Net change in unrealized loss from investments	(3,680,278)	—	—	—	—
Net realized loss from investments	(2,935,277)	—	—	—	—
Ending balance	$137,614,630	$283,202	—	—	—
4. LONG-TERM DEBT FACILITY

On February 20, 2009, the Fund entered into agreements with Union Bank, N.A. that established a secured revolving loan facility in an initial amount of up to $30,000,000. Loans under the facility were, at the option of the Fund, either Reference Rate loans or LIBOR loans. The interest rate on this facility was LIBOR plus 2.50 percent or Reference Rate (as defined in the agreement) plus 0.75 percent. The facility terminated on February 18, 2011. The outstanding debt as of December 31, 2010 was zero.

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

Bank fees of $155,000 were incurred in connection with initially procuring the facility. Legal costs of $139,963 were incurred in negotiating the facility. Prior to the termination of the facility, both the bank fees and the legal costs were being capitalized and amortized on a straight line basis over the expected life of the facility. The facility terminated in February 2011 and all bank fees and legal costs were fully amortized.
5. EARNINGS PER SHARE
Basic earnings per share are computed by dividing net increase (decrease) in net assets resulting from operations by the weighted average common shares outstanding.  Diluted earnings (loss) per share are computed by dividing net increase in net assets resulting from operations by the weighted average common shares outstanding, including the dilutive effects of potential common shares (e.g., stock options).  The Fund has no instruments that would be potential common shares; thus, reported basic and diluted earnings per share are the same.
6. CAPITAL STOCK
As of December 31, 2011 and December 31, 2010, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company is $270.0 million.  Total contributed capital to the Company through December 31, 2011 and December 31, 2010 was $202.5 million, respectively, of which $193.5 million was contributed to the Fund.
For the years ended December 31, 2011, 2010 and 2009, distributions of $71.2 million, 24.1 million, and $26.8 million, respectively were made to the Fund's shareholder, and were comprised of the following:

	2011	2010	2009
Cash distributions	$66,800,000	$16,800,000	$17,400,000
Distributions of equity securities	4,374,629	7,281,939	9,415,078

Total distributions to shareholder	$71,174,629	$24,081,939	$26,815,078

At December 31, 2011, 2010 and 2009, distributable earnings include unrealized depreciation on loans of $(5,177,275), $(9,504,222), and $(5,823,944), respectively.
7. MANAGEMENT AND RELATED PARTIES
Management
As compensation for its services to the Fund, the Manager receives a management fee (“Management Fee”) computed and paid at the end of each quarter at an annual rate of 2.5 percent of the Company's committed equity capital (regardless of when or if the capital is called) as of the last day of each fiscal quarter in a two-year period commencing with the first capital closing, which took place on February 21, 2007.  Following this two-year period, Management Fees are calculated and paid at the end of each quarter at an annual rate equal to 2.5% of the total value of the assets of the Fund (including amounts derived from borrowed funds), as of the last day of each such fiscal quarter.  Management fees of $3.6 million, $4.2 million and $4.8 million were recognized as expenses for the years ended December 31, 2011, 2010 and 2009, respectively.
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
8. OTHER INVESTMENTS
Other Investment at December 31, 2011 represents an interest in Sensors Licensing, LLC ("SL LLC") and at December 31, 2010, also included a convertible note in StemCentrx, LLC.

In 2009, the Fund repossessed the collateral from a borrower who was having financial difficulties. At the time of the repossession, the loan from the borrower had a cost basis of $2,433,298 and a book value of $1,213,298. The repossessed assets were immediately contributed to SL LLC, a newly formed LLC in conjunction with a licensing agreement between SL LLC and an unaffiliated third party. The Fund and Fund IV each have a 50% ownership interest in SL LLC.

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

Because the collateral is highly customized and no current buyer or lessee has been identified, the Fund took a $735,000 unrealized loss in 2009, which represents the difference between the previously determined fair value, the collections to date, and the expected liquidation value of the assets should no buyer or lessee be found. The Fund's portion of the expected liquidation value of the asset as of December 31, 2011 is $29,513.

On September 30, 2010, the Fund acquired a convertible note in StemCentrx, LLC for $250,000. As of December 31, 2010, the fair value of the convertible note was determined to be $250,000 based on the estimated value of the shares of stock into which the note will convert, and the amount recorded as Other Assets in the Statement of Assets and Liabilities included accrued interest on the note of $1,595. On March 11, 2011, the note and its accrued interest were converted into series C preferred shares of stock in StemCentrx, LLC, and the shares were distributed to the Fund's shareholder.

9. FINANCIAL HIGHLIGHTS
Accounting principles generally accepted in the United States of America require disclosure of financial highlights of the Fund for the periods presented, the years ended December 31, 2011, 2010, and 2009.  The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period.  The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund.  This required methodology differs from an internal rate of return.  The Fund did not commence operations until February 21, 2007.
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
The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009

Total return	15.05%	7.31%	5.62%

Per share amounts:
Net asset value, beginning of year	$1,637.21	$1,757.62	$1,927.06
Net investment income (loss)	203.73	186.56	187.97
Net change in unrealized and realized loss from investment	6.01	(66.15)	(89.26)
Net increase (decrease) in net assets from operations	209.74	120.41	98.71
Distributions of income to shareholder	(166.47)	(157.21)	(201.01)
Return of capital to shareholder	(545.28)	(83.61)	(67.14)

Net asset value, end of year	$1,135.20	$1,637.21	$1,757.62

Net assets, end of year	$113,519,812	$163,720,540	$175,761,560

Ratios to average net assets:

Expenses	2.75%	2.95%	3.06%
Net investment income (loss)	13.91%	11.03%	10.26%
10. SUBSEQUENT EVENTS
Subsequent events have been reviewed through March 15, 2012. No additional disclosure is required.