Form 10-Q
period 2012-03-31
Venture Lending & Leasing V, Inc.
filed 2012-05-11
CIK 1376067

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [x]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 11, 2012
Common Stock, $.001 par value	100,000

VENTURE LENDING & LEASING V, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited) As of March 31, 2012 and December 31, 2011

Condensed Statements of Operations (Unaudited) For the three months ended March 31, 2012 and 2011

Condensed Statements of Changes in Net Assets (Unaudited) For the three months ended March 31, 2012 and 2011

Condensed Statements of Cash Flows (Unaudited) For the three months ended March 31, 2012 and 2011

Notes to Condensed Financial Statements (Unaudited)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Mine Safety Issues

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

VENTURE LENDING & LEASING V, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF MARCH 31, 2012 AND DECEMBER 31, 2011

	March 31, 2012	December 31, 2011
ASSETS
Loans, at estimated fair value (Cost of $96,131,549 and $110,427,384)	$90,370,914	$105,250,110
Cash and cash equivalents	8,947,815	7,657,584
Other investments (Cost of $761,696 and $764,513)	26,696	29,513
Other assets	1,256,389	1,515,313

Total assets	100,601,814	114,452,520

LIABILITIES
Accrued management fees	628,761	715,328
Accounts payable and other accrued liabilities	96,616	217,380

Total liabilities	725,377	932,708

NET ASSETS	$99,876,437	$113,519,812

Analysis of Net Assets:

Capital paid in on shares of capital stock	$193,525,000	$193,525,000
Return of capital distributions	(86,255,919)	(73,195,905)
Distributable income (accumulated deficit)	(7,392,644)	(6,809,283)
Net assets (equivalent to $998.76 and $1,135.20 per share based on 100,000 shares of capital stock outstanding - See Note 5)	$99,876,437	$113,519,812

See notes to condensed financial statements

VENTURE LENDING & LEASING V, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

	For the Three Months Ended	For the Three Months Ended
	March 31, 2012	March 31, 2011

INVESTMENT INCOME:
Interest on loans	$3,834,836	$5,909,010
Other interest and other income	250,623	18,482
Total investment income	4,085,459	5,927,492

EXPENSES:
Management fees	628,761	1,005,425
Interest expense	—	40,745
Banking and professional fees	114,779	75,274
Other operating expenses	23,958	28,520
Total expenses	767,498	1,149,964
Net investment income	3,317,961	4,777,528

Net realized gain (loss) from investments	—	(132,849)
Net change in unrealized gain (loss) from investments	(583,360)	1,386,488
Net realized and unrealized gain (loss) from investment activities	(583,360)	1,253,639

Net increase (decrease) in net assets resulting from operations	$2,734,601	$6,031,167

Net increase (decrease) in net assets resulting from operations per share	$27.35	$60.31
Weighted average shares outstanding	100,000	100,000

See notes to condensed financial statements

VENTURE LENDING & LEASING V, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

	For the Three Months Ended	For the Three Months Ended
	March 31, 2012	March 31, 2011
Net increase (decrease) in net assets resulting from operations:
Net investment income	$3,317,961	$4,777,528
Net realized gain (loss) from investments	—	(132,849)
Net change in unrealized gain (loss) from investments	(583,360)	1,386,488

Net increase (decrease) in net assets resulting from operations	2,734,601	6,031,167

Distributions of income to shareholder	(3,317,961)	(4,644,679)
Return of capital to shareholder	(13,060,015)	(5,497,355)
Increase (decrease) in capital transactions	(16,377,976)	(10,142,034)
Total increase (decrease)	(13,643,375)	(4,110,867)

Net assets
Beginning of period	113,519,812	163,720,540

End of period	$99,876,437	$159,609,673

See notes to condensed financial statements

VENTURE LENDING & LEASING V, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

	For the Three Months Ended	For the Three Months Ended
	March 31, 2012	March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$2,734,601	$6,031,167
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in):
operating activities:
Net realized loss (gain) from investments	—	132,849
Net change in unrealized loss (gain) from investments	583,360	(1,386,488)
Net amortization of deferred costs related to borrowing facility	—	24,412
Net decrease (increase) in other assets and other investments	261,741	(104,963)
Net increase (decrease) in accounts payable, other accrued liabilities, and accrued management fees	(207,331)	(786,927)
Origination of loans	(409,602)	(24,070,510)
Principal payments on loans	14,343,351	17,143,247
Acquisition of equity securities	(15,889)	(1,733,265)
Net cash provided by (used in) operating activities	17,290,231	(4,750,478)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distribution to shareholder	(16,000,000)	(7,000,000)
Net cash provided by (used in) financing activities	(16,000,000)	(7,000,000)
Net increase (decrease) in cash and cash equivalents	1,290,231	(11,750,478)
CASH AND CASH EQUIVALENTS:
Beginning of period	7,657,584	25,771,479
End of period	$8,947,815	$14,021,001
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD FOR:
Interest	$—	$46,667
NON-CASH ACTIVITIES:
Receipt of equity securities as repayment of loan	$178,329	$555,013
Receipt of equity securities as payment for waiver	$183,758	$—
Distributions of equity securities to shareholder	$377,976	$3,142,033
Conversion of receivable to stock	$—	$1,595
Conversion of note to stock	$—	$250,000

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
In the Manager's opinion, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading.  The interim results for the three months ended March 31, 2012 are not necessarily indicative of what the results would be for a full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Fund's Annual Report on Form 10-K for the year ended December 31, 2011.

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

Interest Income

Interest income on loans is recognized using the effective interest method including amounts from the amortization of discounts attributable to equity securities received as part of the loan transaction.  Additionally, fees received as part of the transaction are added to the loan discount and amortized over the life of the loan.

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

Valuation Methods

As of March 31, 2012 and December 31, 2011, the financial statements include nonmarketable investments ( $90,397,610 and $105,279,623 or approximately 90% and 92% of total assets, respectively) with fair values determined by the Manager in the absence of readily determinable market values.  Because of the illiquidity of the Fund's investments, a substantial portion of its assets are carried at fair value as determined by the Manager in accordance with the Fund's policy as approved by the Board. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

Loans

Fair value is the price that would be received to sell an asset or paid to lower a liability in an orderly transaction between market participants. There is no secondary market for the loans, hence Management determines fair value based on hypothetical markets. Venture loans are generally held to maturity and are recorded at estimated fair value. The determination of fair value is based on a number of factors including the amount for which an investment could be exchanged in a current sale, which assumes an orderly disposition over a reasonable period other than in a forced sale. Management considers the fact that no ready market exists for substantially all of the investments held by the Fund. Management determines whether to adjust the estimated fair value of a loan based on a number of factors including but not limited to the borrower's payment history, available cash and “burn rate,” revenues, net income or loss, the likelihood that the borrower will be able to secure additional financing in the future, as well as an evaluation of the general interest rate environment. The amount of any valuation adjustment is determined based upon a credit analysis of the borrower and an analysis of the expected recovery from the borrower, including consideration of factors such as the nature and quality of the Fund's security interests in collateral, the estimated value of the Fund's collateral, the size of the loan, and the estimated time that will elapse before the Fund achieves a recovery. We have evaluated these factors and have concluded that the effect of deterioration in the quality of the underlying collateral, increase in the size of the loan and increase in the estimated time to recovery would have the effect of lowering the value of the current portfolio of loans.

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

As of March 31, 2012 and December 31, 2011, loans with a cost basis of $11.3 million and $10.4 million and a fair value of $5.7 million and $5.3 million, respectively, have been classified as nonaccrual.

Cash Equivalents

Money market funds held as Cash Equivalents are valued at their most recently traded net asset value.

Warrants

Warrants that are received in connection with loan transactions generally will be assigned a fair value at the time of acquisition. These securities are then distributed by the Fund to the Company at the assigned value. Warrants are valued based on a modified Black-Scholes option pricing model which takes into account underlying stock value, expected term, volatility, and risk-free interest rate, among other factors.

Underlying asset value is estimated based on information available, including information regarding recent rounds of funding of the portfolio company, or the publicly-quoted stock price at the end of the financial reporting period for warrants for comparable publicly-quoted securities.
Volatility, or the amount of uncertainty or risk about the size of the changes in the warrant price, is based on an index of publicly traded companies grouped by industry and which are similar in nature to the underlying client companies issuing the warrant (“Industry Index”). The volatility assumption for each Industry Index is based on the average volatility for individual public companies within the client company's industry for a period of time approximating the expected life of the warrants. For the three months ended March 31, 2012, the Fund is using the volatility rate ranging from 41% to 62%. The effect of a hypothetical increase in the volatility calculated from the indexes used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings, and cancelled due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. The remaining expected lives of warrants may be adjusted from time to time to reflect new facts and circumstances. For the three months ended March 31, 2012, the Fund is assuming the average duration of a warrant is 3 years. The effect of a hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
The risk-free interest rate is derived from the constant maturity tables issued by the U.S. Treasury Department. For the three months ended March 31, 2012, the Fund is using monthly risk free rate of 0.0051%. The effect of a hypothetical increase in the estimated risk free rate used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
On annual basis, the Fund engages an independent valuation company to provide us with valuation assistance. This company evaluates our valuation methodology and makes sure that the assumptions made in the valuation model remain reasonable.
The inputs of the modified Black-Scholes option pricing model are refreshed every quarter. The independent third party also calculates several of the inputs used such as volatility and risk free rate. Upon the receipt of such data, a sample test is performed to ensure the accuracy of third party calculation and that the source of data is reliable and consistent with the way in which calculations were made in prior periods. Such inputs are entered into the database with a second review to ensure the accuracy of input information. All calculations of warrant values are performed by one employee and reviewed by a second party.

Other Assets and Liabilities

As of March 31, 2012 and December 31, 2011, the fair values of Other Assets and Liabilities approximated their carrying values because of the short-term nature of these assets or liabilities based on Level 2 inputs.

Commitment Fees

Unearned income and commitment fees on loans are recognized using the effective interest method over the term of the loan. Commitment fees are carried as liabilities when received for commitments upon which no draws have been made. When the first draw is made, the fee is treated as unearned income and is recognized as described above. If a draw is never made, the forfeited commitment fee less any applicable legal costs becomes recognized as other income after the commitment expires.

Recently Issued Accounting Pronouncements

In May 2011, FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which amends guidance on fair value measurements to clarify the FASB's intent about the application of existing fair value measurement and disclosure requirements (e.g., to require entities to disclose quantitative information about the unobservable inputs used in a fair value measurement that is categorized within Level III of the fair value hierarchy) and to change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The guidance also requires enhanced disclosures about fair value measurements, including, among other things, (a) for fair value measurements categorized within Level III of the fair value hierarchy, (1) quantitative information about the significant unobservable inputs used in the measurement, and (2) a description of the valuation processes used by the reporting entity, and (3) a narrative description of the sensitivity of the fair value to changes in unobservable inputs and interrelationships between those inputs if a change in those inputs would result in a significantly different fair value measurements and (b) the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of assets and liabilities but for which the fair value is required to be disclosed.

The amended guidance is to be applied prospectively and is effective for public entities (like the Fund) for interim and annual periods beginning after December 15, 2011, with early application permitted (but not earlier than interim periods beginning after December 15, 2011). The Fund adopted this guidance on January 1, 2012. As the adoption of this guidance was primarily limited to enhanced disclosures, such adoption did not have a material impact on the Fund's 2012 financial statements.

Tax Status

As long as the Fund qualifies as a Regulated Investment Company ("RIC"), it will not pay any federal or state corporate income tax on income that is distributed to its shareholder (pass-through status).  Should the Fund not qualify as a RIC or lose its qualification as a RIC, it could be taxed as an ordinary corporation on its taxable income for that year (even if that income is distributed to its shareholder), and all distributions out of its earnings and profits would be taxable to its shareholder as ordinary income.  As of March 31, 2012 the Fund had no uncertain tax positions.

The Fund's tax years open to examination by major jurisdictions are 2008 and forward.

3. SUMMARY OF INVESTMENTS

Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working capital up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment. As of March 31, 2012, the Fund's investments in loans are primarily to companies based within the United States and are diversified among borrowers in the industry segments shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below  (the sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).

The Fund defines fair value as the price that would be received to sell an asset or paid to settle a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale.

Loan balances are summarized by borrower.  Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded. Each loan drawn under a commitment has a different maturity date and amount.  For the three month period ended March 31, 2012 and 2011, the weighted-average interest rate on performing loans was 16.62% and 17.59%, respectively. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants, and loans funded during the year.

Loans as of March 31, 2012 are to non-affiliates and consist of the following:

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 3/31/2012	3/31/2012	Maturity Date
Biotechnology
Stem CentRx, Inc.		$667,604	$667,604	1/1/2014
Subtotal:	0.7%	$667,604	$667,604

Computers & Storage
D-Wave Systems, Inc.		$927,877	$927,877	1/1/2014
Nexenta Systems, Inc.		424,797	424,797	5/1/2013
Subtotal:	1.4%	$1,352,674	$1,352,674

Enterprise Networking
Vyatta, Inc.		$191,265	$191,265	9/1/2012
Subtotal:	0.2%	$191,265	$191,265

Internet
Akademos, Inc.		$500,765	$500,765	12/1/2013
Blekko, Inc.		1,186,194	1,186,194	2/1/2013
CloudTalk, Inc.		50,105	150,105	*
DisplayLink, Ltd.		784,413	784,413	6/1/2013
Genius.com, Inc.		156,010	156,010	8/1/2013
Insider Guides, Inc.		2,625,494	2,625,494	9/1/2014
Involver, Inc.		562,795	562,795	6/1/2013
Juice in the City, Inc.		255,168	255,168	2/1/2014
LOLapps, Inc.		701,014	701,014	1/1/2014
MMJK, Inc.		539,653	539,653	12/1/2012
Mojo Motors, Inc.		253,585	253,585	6/1/2014
Philotic, Inc.		108,392	108,392	8/1/2013
Plastic Jungle, Inc.		383,431	383,431	11/1/2012
Quantcast Corp.		2,731,516	2,731,516	4/1/2014
Queryable Corp.		285,286	285,286	4/1/2014
Radius Intelligence, Inc.		32,980	32,980	3/1/2014
Rivet Games, Inc.		646,623	1,246,623	*
Rocket Fuel, Inc.		421,372	421,372	3/1/2013
Semantic Sugar, Inc.		45,390	45,390	7/1/2012
Sittercity, Inc.		1,878,181	1,878,181	2/1/2014
Topsy Labs, Inc.		1,954,745	1,954,745	4/1/2015
Ustream, Inc.		2,852,648	2,852,648	1/1/2014
WeddingWire, Inc.		674,129	674,129	2/1/2014
Worktopia, Inc.		25,000	30,000	*
Youku.com, Inc.		1,279,932	1,279,932	7/1/2013
Subtotal:	21%	$20,934,821	$21,639,821

Medical Devices
Cayenne Medical, Inc.		$1,535,853	$1,535,853	3/1/2014
Cellscape Corp.		86,932	86,932	12/1/2012
ConforMIS, Inc.		5,171,716	5,171,716	5/1/2014
CV Ingenuity Corp.		644,654	644,654	4/1/2014
CyberHeart, Inc.		282,114	562,114	*
iBalance Medical, Inc.		107,255	207,255	*
Intellidx, Inc.		13,941	923,941	*
Oculus Innovative Sciences, Inc.		1,743,524	1,743,524	11/1/2013
Spinal Kinetics, Inc.		923,789	923,789	10/1/2013
Suneva Medical, Inc.		1,155,736	1,155,736	6/1/2013
Xlumena, Inc.		885,351	885,351	5/1/2014
Subtotal:	12.6%	$12,550,865	$13,840,865

Other Healthcare
Pathway Genomics Corp.		$805,174	$805,174	7/1/2013
Subtotal:	0.8%	$805,174	$805,174

Other Technology
Ampulse Corp.		$1,595,689	$1,595,689	7/1/2013
Coulomb Technologies, Inc.		768,192	768,192	6/1/2013
Daylight Solutions, Inc.		781,181	781,181	8/1/2013
EcoSMART Technologies, Inc.		2,148,522	2,148,522	10/1/2013
eIQ Energy, Inc.		265,868	265,868	6/1/2013
Lehigh Technologies, Inc.		2,753,426	2,753,426	1/1/2015
PlantSense, Inc.		78,165	166,675	*
Solaria Corp.		2,872,212	2,872,212	9/1/2014
Streamlite, Inc.		3,810,049	3,810,049	12/1/2013
Svaya Nanotechnologies, Inc.		262,098	262,098	6/1/2014
The Climate Corporation		1,941,224	1,941,224	4/1/2013
ZeaChem, Inc.		2,684,186	2,684,186	7/1/2013
Subtotal:	20%	$19,960,812	$20,049,322

Security
Dragnet Solutions, Inc.		$207,553	$282,553	*
Nevis Networks, Inc.		20,000	263,762	*
TrustedID, Inc.		204,937	233,937	*
Subtotal:	0.4%	$432,490	$780,252

Software
AcousticEye, Ltd.		$490,481	$660,481	*
Athena Design Systems, Inc.		5,000	52,209	*
Atlantis Computing, Inc.		61,726	61,726	9/1/2012
BlueRoads Corp.		—	811,989	*
ClearPath, Inc.		1,103,180	1,103,180	11/1/2014

Cloudmark, Inc.		1,967,128	1,967,128	2/1/2013
Collarity, Inc.		—	669,821	*
Corduro, Inc.		276,862	366,862	5/1/2014
D Software Inc.		45,451	45,451	1/1/2013
Demandbase, Inc.		266,026	266,026	10/1/2012
EnPrecis, Inc.		84,414	84,414	11/1/2013
Future Point Systems, Inc.		114,883	114,883	5/1/2013
Gazillion, Inc.		1,225,336	1,225,336	8/1/2014
gloStream, Inc.		1,212,432	1,212,432	7/1/2014
Image Vision Labs, Inc.		307,871	307,871	6/1/2014
Intalio, Inc.		1,123,697	1,123,697	2/1/2014
Kareo, Inc.		259,902	259,902	2/1/2014
KIT Digital, Inc.		3,615,403	3,615,403	9/1/2013
Knowledge Adventure, Inc.		146,465	146,465	5/1/2012
Krux Digital, Inc.		352,475	352,475	12/1/2013
Lending Stream, Ltd.		7,795,613	7,795,613	12/1/2014
MarketFish, Inc.		65,306	65,306	9/1/2012
Medsphere Systems Corp.		642,955	642,955	10/1/2012
Mr. Number, Inc.		122,137	122,137	11/1/2012
Palantir Technologies, Inc.		3,850,671	3,850,671	6/1/2013
Queplix Corp.		175,338	350,338	*
RivalWatch, Inc.		182,045	242,045	*
SoundHound, Inc.		628,821	628,821	9/1/2013
Validare, Inc.		152,662	152,662	10/1/2013
Verix, Inc.		828,028	1,108,028	*
XOS Technologies, Inc.		2,189,772	2,189,772	10/1/2014
Xtime, Inc.		291,662	291,662	10/1/2013
Subtotal:	29.6%	$29,583,742	$31,887,761

Technology Services
DigitalPath, Inc.		$979,527	$979,527	10/1/2014
Subtotal:	1%	$979,527	$979,527

Wireless
DeFi Global, Inc.		$—	$337,344	*
GPShopper, LLC		178,640	178,640	2/1/2014
July Systems, Inc.		394,796	394,796	9/1/2013
Nextivity, Inc.		1,708,472	1,898,472	*
SandLinks, Inc.		68,984	268,984	*
Silent Communication, Ltd.		258,522	523,522	*

Venturi Wireless, Inc.		302,526	335,526	*
Subtotal:	2.9%	$2,911,940	$3,937,284

Total (Cost of $96,131,549):		$90,370,914	$96,131,549

* As of March 31, 2012, loans with a cost basis and fair value of $11.3 million and $5.7 million, respectively, have been classified as nonaccrual. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

Loans as of December 31, 2011 are to non-affiliates and consist of the following:

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 12/31/11	12/31/2011	Maturity Date
Biotechnology
Stem CentRx, Inc.		$751,244	$751,244	1/1/2014
Subtotal:	0.7%	$751,244	$751,244

Computers & Storage
D-Wave Systems, Inc.		$1,071,662	$1,071,662	1/1/2014
Nexenta Systems, Inc.		505,729	505,729	5/1/2013
Subtotal:	1.4%	$1,577,391	$1,577,391

Enterprise Networking
Vyatta, Inc.		$277,315	$277,315	9/1/2012
Subtotal:	0.2%	$277,315	$277,315

Internet
Akademos, Inc.		$556,782	$556,782	12/1/2013
Blekko, Inc.		1,482,610	1,482,610	2/1/2013
CloudTalk, Inc.		86,148	121,148	10/1/2013
Collarity, Inc.		—	669,821	*
DisplayLink, Ltd.		907,901	907,901	6/1/2013
Fwix, Inc.		38,706	38,706	3/1/2014
Genius.com, Inc.		163,650	163,650	8/1/2013
Insider Guides, Inc.		3,142,283	3,142,283	9/1/2014
Involver, Inc.		670,235	670,235	6/1/2013
Juice in the City, Inc.		282,436	282,436	2/1/2014
LOLapps, Inc.		786,437	786,437	1/1/2014
MGEL, Inc.		218,350	218,350	1/1/2013
MMJK, Inc.		692,304	692,304	12/1/2012
Mojo Motors, Inc.		278,897	278,897	6/1/2014
Philotic, Inc.		136,428	136,428	8/1/2013
Plastic Jungle, Inc.		565,919	565,919	11/1/2012
Quantcast Corp.		3,284,405	3,284,405	4/1/2014
Queryable Corp.		314,214	314,214	4/1/2014
Rivet Games, Inc.		1,415,200	1,415,200	8/1/2014
Rocket Fuel, Inc.		514,972	514,972	3/1/2013
Semantic Sugar, Inc.		75,640	75,640	7/1/2012
Sittercity, Inc.		2,128,481	2,128,481	2/1/2014
Topsy Labs, Inc.		2,128,724	2,128,724	12/1/2014
Ustream, Inc.		3,343,372	3,343,372	1/1/2014
WeddingWire, Inc.		757,101	757,101	2/1/2014
Worktopia, Inc.		25,000	30,000	*

Youku.com, Inc.		1,495,657	1,495,657	7/1/2013
Subtotal:	22.5%	$25,491,852	$26,201,673

Medical Devices
Cayenne Medical, Inc.		$1,693,997	$1,693,997	3/1/2014
Cellscape Corp.		123,323	123,323	12/1/2012
ConforMIS, Inc.		6,440,740	6,440,740	5/1/2014
CV Ingenuity Corp.		732,687	732,687	4/1/2014
CyberHeart, Inc.		382,114	562,114	*
iBalance Medical, Inc.		133,903	233,903	*
Intellidx, Inc.		33,791	923,791	*
Oculus Innovative Sciences, Inc.		1,977,151	1,977,151	11/1/2013
Spinal Kinetics, Inc.		1,066,967	1,066,967	10/1/2013
Suneva Medical, Inc.		1,381,455	1,381,455	6/1/2013
Xlumena, Inc.		974,529	974,529	5/1/2014
Subtotal:	13.2%	$14,940,657	$16,110,657

Other Healthcare
Pathway Genomics Corp.		$1,047,635	$1,047,635	7/1/2013
Subtotal:	0.9%	$1,047,635	$1,047,635

Other Technology
Ampulse Corp.		$1,878,268	$1,878,268	7/1/2013
Coulomb Technologies, Inc.		890,910	890,910	6/1/2013
Daylight Solutions, Inc.		974,696	974,696	8/1/2013
EcoSMART Technologies, Inc.		2,547,275	2,547,275	10/1/2013
eIQ Energy, Inc.		308,653	308,653	6/1/2013
Lehigh Technologies, Inc.		2,974,106	2,974,106	10/1/2014
PlantSense, Inc.		—	453,509	*
Sezmi Corp.		52,609	52,609	2/1/2012
Solaria Corp.		3,094,938	3,094,938	9/1/2014
Streamlite, Inc.		4,447,139	4,447,139	12/1/2013
Svaya Nanotechnologies, Inc.		288,548	288,548	6/1/2014
The Climate Corp.		2,295,289	2,295,289	4/1/2013
ZeaChem, Inc.		3,115,900	3,115,900	7/1/2013
Subtotal:	20.1%	$22,868,331	$23,321,840

Security
Dragnet Solutions, Inc.		$216,921	$291,921	*
Nevis Networks, Inc.		—	263,762	*
TrustedID, Inc.		204,937	233,937	*
Subtotal:	0.4%	$421,858	$789,620

Software
AcousticEye, Ltd.		$490,481	$660,481	*
Athena Design Systems, Inc.		—	53,849	*
Atlantis Computing, Inc.		87,558	87,558	9/1/2012

BlueRoads Corp.		—	811,989	*
ClearPath, Inc.		957,109	957,109	6/1/2014
Cloudmark, Inc.		2,414,733	2,414,733	2/1/2013
Cloudshare, Inc.		312,528	312,528	2/1/2012
Corduro, Inc.		247,565	337,565	12/1/2013
D Software Inc.		54,630	54,630	1/1/2013
Demandbase, Inc.		348,734	348,734	10/1/2012
EnPrecis, Inc.		94,320	94,320	11/1/2013
Future Point Systems, Inc.		129,783	129,783	*
Gazillion, Inc.		1,348,862	1,348,862	8/1/2014
gloStream, Inc.		1,306,878	1,306,878	5/1/2014
Image Vision Labs, Inc.		337,251	337,251	6/1/2014
Intalio, Inc.		1,254,570	1,254,570	2/1/2014
Kareo, Inc.		287,673	287,673	2/1/2014
KIT Digital, Inc.		4,129,869	4,129,869	9/1/2013
Knowledge Adventure, Inc.		304,546	304,546	5/1/2012
Krux Digital, Inc.		392,575	392,575	12/1/2013
Lending Stream, Ltd.		8,199,735	8,199,735	12/1/2014
MarketFish, Inc.		89,354	89,354	9/1/2012
Medsphere Systems Corp.		995,334	995,334	10/1/2012
Mr. Number, Inc.		164,326	164,326	11/1/2012
Palantir Technologies, Inc.		4,832,117	4,832,117	6/1/2013
Queplix Corp.		196,838	346,838	*
RivalWatch, Inc.		187,982	247,982	*
SoundHound, Inc.		712,638	712,638	9/1/2013
Validare, Inc.		172,028	172,028	10/1/2013
Verix, Inc.		828,028	1,108,028	*
XOS Technologies, Inc.		2,392,461	2,392,461	10/1/2014
Xtime, Inc.		336,715	336,715	10/1/2013
Subtotal:	29.6%	$33,607,221	$35,223,059

Technology Services
DigitalPath, Inc.		$1,068,954	$1,068,954	10/1/2014
Subtotal:	0.9%	$1,068,954	$1,068,954

Wireless
Cellfire, Inc.		$18,389	$18,389	1/1/2012
DeFi Global, Inc.		—	337,344	*
GPShopper, LLC		196,750	196,750	2/1/2014
July Systems, Inc.		479,008	479,008	9/1/2013
Nextivity, Inc.		1,708,472	1,898,472	*
SandLinks, Inc.		68,984	268,984	*
Silent Communication, Ltd.		423,522	523,522	*
Venturi Wireless, Inc.		302,527	335,527	*
Subtotal:	2.8%	$3,197,652	$4,057,996

Total (Cost of $110,427,384):	92.7%	$105,250,110	$110,427,384

*As of December 31, 2011, loans with a cost basis and fair value of $10.4 million and $5.3 million, respectively, have been classified as nonaccrual. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies.  These loans are generally secured by assets of the borrowers.  As a result, the Fund is subject to general credit risk associated with such companies.  At March 31, 2012, and December 31, 2011, the Fund had unexpired unfunded commitments to borrowers of $0.1 million and 4.5 million, respectively.

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

Transfer of investments between levels of the fair value hierarchy were recorded on the actual date of the event or change in circumstances that caused the transfer. There were no transfers in and out of Level 1, 2, and 3 during the period ended March 31, 2012.

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

The following table presents the balances of assets as of March 31, 2012 and December 31, 2011 measured at fair value on a recurring basis:

As of March 31, 2012	Level 1	Level 3	Total
ASSETS:
Loans to borrowers	$—	$90,370,914	$90,370,914
Other investments	—	26,696	26,696
Cash equivalents	8,947,815	—	8,947,815
Total	$8,947,815	$90,397,610	$99,345,425

As of December 31, 2011	Level 1	Level 3	Total
ASSETS:
Loans to borrowers	$—	$105,250,110	$105,250,110
Other investment	—	29,513	29,513
Cash equivalents	7,657,584	—	7,657,584
Total	$7,657,584	$105,279,623	$112,937,207

The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended
	March 31, 2012
	Loans to borrowers	Other investment	Warrants	Stock	Convertible Notes
Beginning balance	$105,250,110	$29,513	$—	$—	$—
Acquisitions and originations	409,602	—	377,976	—	—
Additional investments	—	835	—	—	—
Principal reductions	(14,705,438)	(3,652)	—	—	—
Distribution to shareholder	—	—	(377,976)	—	—
Net change in unrealized gain(loss) from investments	(583,360)	—	—	—	—
Ending balance	$90,370,914	$26,696	$—	$—	$—

	For the Three Months Ended
	March 31, 2011
	Loans to borrowers	Other investment	Warrants	Stock	Convertible Notes
Beginning balance	$137,614,630	$283,202	$—	$—	$—
Acquisitions and originations	24,070,510	—	1,932,514	257,884	97,881
Additional investments	—	—	—	—	—
Principal reductions	(17,698,259)	(8,411)	—	—	—
Distribution to shareholder	—	—	(1,932,514)	(1,111,639)	(97,881)
Conversion of note to stock	—	(250,000)	—	250,000	—
Conversion of receivable to stock	—	—	—	1,595	—
Net change in unrealized gain (loss) from investments	1,386,488	—	—	—	—
Net realized gain (loss) from investments	(735,009)	—	—	602,160	—
Ending balance	$144,638,360	$24,791	$—	$—	$—

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

5. CAPITAL STOCK

As of March 31, 2012 and December 31, 2011, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company is $270.0 million. Total contributed capital to the Company through March 31, 2012 and December 31, 2011 was $202.5 million, of which $193.5 million was contributed to the Fund.

The chart below shows the distributions of the Fund for the three months ended March 31, 2012 and 2011.

	For the Three Months Ended	For the Three Months Ended
	March 31, 2012	March 31, 2011
Cash distributions	$16,000,000	$7,000,000
Distributions of equity securities	377,976	3,142,033

Total distributions to shareholder	$16,377,976	$10,142,033

Final classification of the distributions as either a return of capital or a distribution of income is an annual determination made at the end of each year dependent upon the Fund's current year and cumulative earnings and profits.

6. DEBT FACILITY

On February 20, 2009, the Fund entered into agreements with Union Bank, N.A. that established a secured revolving loan facility in an initial amount of up to $30,000,000.  Loans under the facility may have been, at the option of the Fund, either Reference Rate loans or LIBOR loans. The interest rate on this facility was LIBOR plus 2.50 percent or Reference Rate (as defined in the agreement) plus 0.75 percent. The facility terminated on February 18, 2011.  The balance of the Fund's outstanding debt as of December 31, 2011 and March 31, 2012 was zero.

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

7.  OTHER INVESTMENTS

Other Investment at March 31, 2012 is comprised of an interest in Sensors Licensing, LLC ("SL LLC").

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

Because the collateral is highly customized and no current buyer or lessee has been identified, the Fund had taken a $735,000 fair market reduction in 2009, which represents the difference between the previously determined fair value, the collections to date, and the expected liquidation value of the assets should no buyer or lessee be found. The Fund's portion of the expected liquidation value of the asset as of March 31, 2012 is $26,696.

8.  FINANCIAL HIGHLIGHTS

Accounting principles generally accepted in the United States of America require disclosure of financial highlights of the Fund for the periods presented, the three months ended March 31, 2012 and 2011.  The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period.  The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund.  This required methodology differs from an internal rate of return.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2012	March 31, 2011

Total return*	10.72%	15.07%

Per share amounts:
Net asset value, beginning of period	$1,135.20	$1,637.21
Net investment income	33.18	47.78
Net change in unrealized and realized gain (loss) from investments	(5.83)	12.53
Net increase (decrease) in net assets from operations	27.35	60.31
Return of capital to shareholder	(130.61)	(54.97)
Income distributions to shareholder	(33.18)	(46.45)

Net asset value, end of period	$998.76	$1,596.10

Net assets, end of period	$99,876,437	$159,609,673

Ratios to average net assets:

Expenses *	2.97%	2.85%
Net investment income *	12.86%	11.82%
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

Loans are held at estimated fair value as determined by Management, in accordance with the valuation methods described in the valuation of loans section of Note 2 of the Fund's Annual Report on Form 10-K for the year ended December 31, 2011 (Summary of Significant Accounting Policies).  Critical factors in determining the fair value of a loan include payment history, collateral position, financial strength of the borrower, prospects for the borrower raising future equity rounds, likelihood of sale or acquisition of the borrower, and length of expected holding period of the loan, as well as an evaluation of the general interest rate environment.  The actual value of the loans may differ from Management's estimates which would affect net income as well as assets.

Results of Operations - For the three months ended March 31, 2012 and 2011

Total investment income for the three months ended March 31, 2012 and 2011 was $4.1 million and $5.9 million, respectively, which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash, late fees and fees earned from waivers to loan agreements. The decrease in investment income is due to the decrease in the average loans outstanding from $134.4 million for the three months ended March 31, 2011 to $92.3 million for the three months ended March 31, 2012 and the decrease in average yield from 17.59% for the three months ended March 31, 2011 to 16.62% for the three months ended March 31, 2012, which is not unexpected at this stage of the life of the Fund.

Management fees for the three months ended March 31, 2012 and 2011 were $0.6 million and $1.0 million, respectively. Management fees are equal to 2.5% of assets under management. As management fees are based on assets under management, the decrease is due to the decrease in assets under management relative to the previous year.

Total interest expense for the three months ended March 31, 2012 and 2011 were $0 and less than $0.1 million. In 2011, no debt was drawn and the interest expense is composed of fees associated with the facility.

Total banking and professional fees for the three months ended March 31, 2012 and 2011 were $0.1 million and less than $0.1 million, respectively.

Total other operating expenses for the three months ended March 31, 2012 and 2011 were less than $0.1 million.

Net investment income for the three months ended March 31, 2012 and 2011 was $3.3 million and $4.8 million, respectively.

Total net realized loss from investments was $0 and $0.1 million for the three months ended March 31, 2012 and 2011, respectively.

Net change in unrealized gain (loss) from investments was $(0.6) million and $1.4 million for the three months ended March 31, 2012 and 2011, respectively. The unrealized gain (loss) consists of fair market value adjustments to loans.

Net increase in net assets resulting from operations for the three months ended March 31, 2012 and 2011 was $2.7 million and $6.0 million, respectively.  On a per share basis, the net increase in net assets resulting from operations was $27.35 and $60.31 for the three months ended March 31, 2012 and 2011, respectively.

Liquidity and Capital Resources - March 31, 2012 and December 31, 2011

Total capital contributed to the Fund was $193.5 million, prior to distribution of capital, as of March 31, 2012 and December 31, 2011.  Committed capital to the Company at March 31, 2012 and December 31, 2011 was $270.0 million, of which $202.5 million has been called.  The remaining $67.5 million in committed capital as of March 31, 2012 remains uncalled. On December 9, 2011, the Fund's board resolved that no future capital calls would be made, thus the Fund no longer has access to additional capital from investors.

As of March 31, 2012 and December 31, 2011, 8.9% and 6.7%, respectively, of the Fund's assets consisted of cash and cash equivalents.  The Fund invested its assets in venture loans during the three months ended March 31, 2012 and 2011.  Amounts disbursed under the Fund's loan commitments totaled approximately $0.4 million during the three months ended March 31, 2012.  Net loan amounts outstanding after amortization and fair market adjustment decreased by approximately $14.9 million for the same period.  Unexpired, unfunded commitments totaled approximately $0.1 million as of March 31, 2012.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding – Fair Value	Unexpired Unfunded Commitments
March 31, 2012	$450.6 million	$360.2 million	$90.4 million	$0.1 million
December 31, 2011	$450.2 million	$344.9 million	$105.3 million	$4.5 million

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

Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net income by less than $0.1 million.  This translates to less than 1% of net income for the three months ended March 31, 2012.  Although Management believes that this measure is indicative of the Fund's sensitivity to interest rate changes, it makes estimates to adjust for potential changes in credit quality, size and composition of the balance sheet and other business developments that could affect net income.  Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

Item 4.  Controls and Procedures

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

Item 1A. Risk Factors

See item 1A - 'Risk Factors' in the Fund's 2011 Annual Report on Form 10-K for a detailed description of the risks attendant to the Fund and its business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Prior to the Fund's commencement of operations on February 21, 2007, the Fund sold 100,000 shares to the Fund's sole shareholder, Venture Lending & Leasing V, LLC for $25,000 in September 2006.  No other shares of the Fund have been sold; however, the Fund received an additional $193.5 million of paid in capital during the period from February 21, 2007 through March 31, 2012 which has been and will be used to acquire venture loans and fund operations.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Issues

Not applicable.

Item 5.  Other Information

None.

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

VENTURE LENDING & LEASING V, INC.
(Registrant)
Chairman and Chief Executive Officer
By:	/s/ Maurice C. Werdegar	By:	/s/ Martin D. Eng
Maurice C. Werdegar		Martin D. Eng
President and Chief Executive Officer		Chief Financial Officer
Date:	May 11, 2012	Date:	May 11, 2012

EXHIBIT INDEX

Exhibit Number	Description
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

Date: May 11, 2012

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

Date: May 11, 2012

/s/ Maurice C. Werdegar
Maurice C. Werdegar
Chief Executive Officer

Exhibit 32.1
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing V, Inc. (the "Fund") on Form 10-Q for the period ending March 31, 2012 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Maurice C. Werdegar, Chief Executive Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/s/ Maurice C. Werdegar
Maurice C. Werdegar
Chief Executive Officer
May 11, 2012

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing V, Inc. (the "Fund") on Form 10-Q for the period ending March 31, 2012 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Martin D. Eng, Chief Financial Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/s/ Martin D. Eng
Martin D. Eng
Chief Financial Officer
May 11, 2012