Form 10-Q
period 2012-06-30
Venture Lending & Leasing V, Inc.
filed 2012-08-10
CIK 1376067

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [x]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 10, 2012
Common Stock, $.001 par value	100,000

VENTURE LENDING & LEASING V, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited) As of June 30, 2012 and December 31, 2011

Condensed Statements of Operations (Unaudited) For the three and six months ended June 30, 2012 and 2011

Condensed Statements of Changes in Net Assets (Unaudited) For the six months ended June 30, 2012 and 2011

Condensed Statements of Cash Flows (Unaudited) For the six months ended June 30, 2012 and 2011

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

SIGNATURES

VENTURE LENDING & LEASING V, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF JUNE 30, 2012 AND DECEMBER 31, 2011

	June 30, 2012	December 31, 2011
ASSETS
Loans, at estimated fair value (Cost of $74,938,475 and $110,427,384)	$68,700,265	$105,250,110
Cash and cash equivalents	8,823,402	7,657,584
Other investments (Cost of $767,403 and $764,513)	32,403	29,513
Other assets	965,219	1,515,313

Total assets	78,521,289	114,452,520

LIABILITIES
Accrued management fees	490,758	715,328
Accounts payable and other accrued liabilities	39,802	217,380

Total liabilities	530,560	932,708

NET ASSETS	$77,990,729	$113,519,812

Analysis of Net Assets:

Capital paid in on shares of capital stock	$193,525,000	$193,525,000
Return of capital distributions	(107,664,053)	(73,195,905)
Distributable income (accumulated deficit)	(7,870,218)	(6,809,283)
Net assets (equivalent to $779.90 and $1,135.20 per share based on 100,000 shares of capital stock outstanding - see Note 5)	$77,990,729	$113,519,812

See notes to condensed financial statements

VENTURE LENDING & LEASING V, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

INVESTMENT INCOME:
Interest on loans	$3,692,922	$7,685,472	$7,527,758	$13,594,482
Other interest and other income	51	7	250,674	18,489
Total investment income	3,692,973	7,685,479	7,778,432	13,612,971

EXPENSES:
Management fees	490,758	979,820	1,119,519	1,985,245
Interest expense	—	—	—	40,745
Banking and professional fees	36,137	27,650	150,916	102,924
Other operating expenses	37,075	21,818	61,033	50,338
Total expenses	563,970	1,029,288	1,331,468	2,179,252
Net investment income	3,129,003	6,656,191	6,446,964	11,433,719

Net realized gain (loss) from investments	(476,958)	(317,337)	(476,958)	(450,186)
Net change in unrealized gain (loss) from investments	(477,575)	314,345	(1,060,935)	1,700,833
Net realized and unrealized gain (loss) from investment activities	(954,533)	(2,992)	(1,537,893)	1,250,647

Net increase (decrease) in net assets resulting from operations	$2,174,470	$6,653,199	$4,909,071	$12,684,366

Net increase (decrease) in net assets resulting from operations per share	$21.74	$66.53	$49.09	$126.84
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See notes to condensed financial statements

VENTURE LENDING & LEASING V, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

	For the Six Months Ended	For the Six Months Ended
	June 30, 2012	June 30, 2011
Net increase (decrease) in net assets resulting from operations:
Net investment income	$6,446,964	$11,433,719
Net realized gain (loss) from investments	(476,958)	(450,186)
Net change in unrealized gain (loss) from investments	(1,060,935)	1,700,833

Net increase (decrease) in net assets resulting from operations	4,909,071	12,684,366

Distributions of income to shareholder	(5,970,006)	(10,983,533)
Return of capital to shareholder	(34,468,148)	(9,694,676)
Increase (decrease) in capital transactions	(40,438,154)	(20,678,209)
Total increase (decrease)	(35,529,083)	(7,993,843)

Net assets
Beginning of period	113,519,812	163,720,540

End of period	$77,990,729	$155,726,697

See notes to condensed financial statements

VENTURE LENDING & LEASING V, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

	For the Six Months Ended	For the Six Months Ended
	June 30, 2012	June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$4,909,071	$12,684,366
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in)
operating activities:
Net realized (gain) loss from investments	476,958	450,186
Net change in unrealized (gain) loss from investments	1,060,935	(1,700,833)
Net amortization of deferred costs related to borrowing facility	—	24,412
Net decrease (increase) in other assets and other investments	547,205	89,144
Net increase (decrease) in accounts payable, other accrued liabilities, and accrued management fees	(402,148)	(1,000,810)
Origination of loans	(531,197)	(35,951,753)
Principal payments on loans	35,122,703	40,421,484
Acquisition of equity securities	(17,709)	(2,190,038)
Net cash provided by (used in) operating activities	41,165,818	12,826,158
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distribution to shareholder	(40,000,000)	(17,000,000)
Net cash provided by (used in) financing activities	(40,000,000)	(17,000,000)
Net increase (decrease) in cash and cash equivalents	1,165,818	(4,173,842)
CASH AND CASH EQUIVALENTS:
Beginning of period	7,657,584	25,771,479
End of period	$8,823,402	$21,597,637
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD FOR:
Interest	$—	$46,667
NON-CASH ACTIVITIES:
Receipt of equity securities as repayment of loan	$236,687	$634,417
Receipt of equity securities as payment for waiver	$183,758	$—
Distributions of equity securities to shareholder	$438,154	$3,678,209
Conversion of receivable to stock	$—	$1,595
Conversion of note to stock	$—	$250,000

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
In the Manager's opinion, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading.  The interim results for the six months ended June 30, 2012 are not necessarily indicative of what the results would be for a full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Fund's Annual Report on Form 10-K for the year ended December 31, 2011.

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

The Fund's loans are valued in connection with the issuance of its periodic financial statements, the issuance or repurchase of the Fund's shares at a price equivalent to the current net asset value per share, and at such other times as required by law.  On a quarterly basis, Management submits to the Board of Directors (“Board”) a “Valuation Report,” which details the rationale for the valuation of investments.

Valuation Methods

As of June 30, 2012 and December 31, 2011, the financial statements include nonmarketable investments of $68.7 million and $105.3 million (or approximately 88% and 92% of total assets, respectively) with fair values determined by the Manager in the absence of readily determinable market values.  Because of the illiquidity of the Fund's investments, a substantial portion of its assets are carried at fair value as determined by the Manager in accordance with the Fund's policy as approved by the Board of Directors. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

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

As of June 30, 2012 and December 31, 2011, loans with a cost basis of $13.3 million and $10.4 million and a fair value of $7.2 million and $5.3 million, respectively, have been classified as non-accrual.

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
Volatility, or the amount of uncertainty or risk about the size of the changes in the warrant price, is based on an index of publicly traded companies grouped by industry and which are similar in nature to the underlying client companies issuing the warrant (“Industry Index”). The volatility assumption for each Industry Index is based on the average volatility for individual public companies within the client company's industry for a period of time approximating the expected life of the warrants. For the three months ended June 30, 2012, the Fund is using the volatility rate ranging from 41% to 62%. The effect of a hypothetical increase in the volatility calculated from the indexes used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings, and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. The remaining expected lives of warrants may be adjusted from time to time to reflect new facts and circumstances. For the six months ended June 30, 2012, the Fund is assuming the average duration of a warrant is 3 years. The effect of a hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
The risk-free interest rate is derived from the constant maturity tables issued by the U.S. Treasury Department. For the three months ended June 30, 2012, the Fund is using monthly risk free rate of 0.51%. The effect of a hypothetical increase in the estimated risk free rate used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.

On an annual basis, the Fund engages an independent valuation company to provide valuation assistance. This company evaluates the Fund's valuation methodology and makes sure that the assumptions made in the valuation model remain reasonable. The independent third party also calculates several of the inputs used such as volatility and risk free rate. Upon the receipt of such data, a sample test is performed to ensure the accuracy of the third party calculations and that the source of data is reliable and consistent with the way in which the calculations were made in prior periods. Such inputs are entered into the database with a second review to ensure the accuracy of the input information. All calculations of warrant values are performed by one employee and reviewed by a second party. The inputs of the modified Black-Scholes option pricing model are reevaluated every quarter.

Other Assets and Liabilities

As of June 30, 2012 and December 31, 2011, the fair values of Other Assets and Liabilities are estimated at their carrying values because of the short-term nature of these assets or liabilities based on Level 2 inputs.

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

Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which amends guidance on fair value measurements to clarify the FASB's intent about the application of existing fair value measurement and disclosure requirements (e.g., to require entities to disclose quantitative information about the unobservable inputs used in a fair value measurement that is categorized within Level III of the fair value hierarchy) and to change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The guidance also requires enhanced disclosures about fair value measurements, including, among other things, (a) for fair value measurements categorized within Level III of the fair value hierarchy, (1) quantitative information about the significant unobservable inputs used in the measurement, and (2) a description of the valuation processes used by the reporting entity, and (3) a narrative description of the sensitivity of the fair value to changes in unobservable inputs and interrelationships between those inputs if a change in those inputs would result in a significantly different fair value measurements and (b) the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of assets and liabilities but for which the fair value is required to be disclosed.

The amended guidance is to be applied prospectively and is effective for public entities (like the Fund) for interim and annual periods beginning after December 15, 2011, with early application permitted (but not earlier than interim periods beginning after December 15, 2011). The Fund adopted this guidance on January 1, 2012. The impact of the guidance is primarily limited to enhanced disclosures, and the adoption had a material impact on the Fund's 2012 disclosures.

Tax Status

As long as the Fund qualifies as a Regulated Investment Company ("RIC") it will not pay any federal or state corporate income tax on income that is distributed to its shareholder (pass-through status).  Should the Fund not qualify as a RIC or lose its qualification as a RIC, it could be taxed as an ordinary corporation on its taxable income for that year (even if that income is distributed to its shareholder), and all distributions out of its earnings and profits would be taxable to its shareholder as ordinary income.  As of June 30, 2012 the Fund had no uncertain tax positions.

The Fund's tax years open to examination by major jurisdictions are 2009 and forward.

3. SUMMARY OF INVESTMENTS

Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and/or provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. As of June 30, 2012, the Fund's investments in loans are primarily to companies based within the United States and are diversified among borrowers in the industry segments shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below  (the sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans). All loans are senior to unsecured creditors except where indicated.

The Fund defines fair value as the price that would be received to sell an asset or paid to settle a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale.

Loan balances are summarized by borrower.  Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded. Each loan drawn under a commitment may have a different maturity date and amount. For the three and six months ended June 30, 2012, the weighted-average interest rate on the performing loans was 19.94% and 18.15%.

 These rates were inclusive of both cash and non-cash interest income.  For the three and six months ended June 30, 2012, the weighted-average interest rate on the cash portion of the interest income was 15.28% and 14.01%, respectively.  For the three and six months ended June 30, 2011, the weighted-average interest rate on the performing loans was 20.08% and 18.91%. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants, and loans funded during the year. The risk profile changes when events occur that impact the credit analysis of the borrower as discussed in our loan accounting policy. Such changes result in the fair value being adjusted from par value of the individual loan. Where the risk profile is consistent with the original underwriting, which is primarily the case for this loan portfolio, the par value of the loan approximates fair value.

Loans as of June 30, 2012 are to non-affiliates and consist of the following:

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 6/30/12	6/30/2012	Maturity Date
Biotechnology
Stem CentRx, Inc.		$580,633	$580,633	1/1/2014
Subtotal:	0.7%	$580,633	$580,633

Computers & Storage
D-Wave Systems, Inc.		$777,271	$777,271	1/1/2014
Subtotal:	1.0%	$777,271	$777,271

Enterprise Networking
Vyatta, Inc.		$98,977	$98,977	9/1/2012
Subtotal:	0.1%	$98,977	$98,977

Internet
Akademos, Inc.		$441,321	$441,321	12/1/2013
Blekko, Inc.		878,552	878,552	2/1/2013
CloudTalk, Inc.		42,988	142,988	*
DisplayLink, Ltd.		654,439	654,439	6/1/2013
Genius.com, Inc.		130,851	130,851	8/1/2013
Insider Guides, Inc.		2,169,546	2,169,546	9/1/2014
Involver, Inc.		449,780	449,780	6/1/2013
Juice in the City, Inc.		63,333	253,333	*
LOLapps, Inc.		612,192	612,192	1/1/2014
MMJK, Inc.		379,323	379,323	12/1/2012
Mojo Motors, Inc.		227,254	227,254	6/1/2014
Philotic, Inc.		89,275	89,275	8/1/2013
Plastic Jungle, Inc.		193,096	193,096	11/1/2012
Quantcast Corp.		2,155,098	2,155,098	4/1/2014
Queryable Corp.		255,098	255,098	4/1/2014
Radius Intelligence, Inc.		26,976	26,976	3/1/2014
Rivet Games, Inc.		497,092	1,097,092	*
Rocket Fuel, Inc.		323,295	323,295	3/1/2013
Semantic Sugar, Inc.		13,593	13,593	7/1/2012
Sittercity, Inc.		1,617,371	1,617,371	2/1/2014
Topsy Labs, Inc.		1,734,140	1,734,140	5/1/2015
WeddingWire, Inc.		587,802	587,802	2/1/2014

Worktopia, Inc.		10,000	15,000	*
Youku.com, Inc.		1,062,382	1,062,382	7/1/2013
Subtotal:	18.7%	$14,614,797	$15,509,797

Medical Devices
Cellscape Corp.		$48,965	$48,965	12/1/2012
ConforMIS, Inc.		3,846,491	3,846,491	5/1/2014
CyberHeart, Inc.		282,114	562,114	*
iBalance Medical, Inc.		118,412	168,412	*
Intellidx, Inc.		—	936,441	*
Oculus Innovative Sciences, Inc.		1,497,091	1,497,091	11/1/2013
Spinal Kinetics, Inc.		774,093	774,093	10/1/2013
Suneva Medical, Inc.		920,466	920,466	6/1/2013
Xlumena, Inc.		792,639	792,639	5/1/2014
Subtotal:	10.6%	$8,280,271	$9,546,712

Other Healthcare
Pathway Genomics Corp.		$625,077	$625,077	7/1/2013
Subtotal:	0.8%	$625,077	$625,077

Other Technology
Ampulse Corp.		$1,298,823	$1,298,823	7/1/2013
Coulomb Technologies, Inc.		639,930	639,930	6/1/2013
Daylight Solutions, Inc.		578,974	578,974	8/1/2013
EcoSMART Technologies, Inc.		1,731,716	1,731,716	10/1/2013
eIQ Energy, Inc.		221,122	221,122	6/1/2013
Lehigh Technologies, Inc.		2,757,601	2,757,601	2/1/2015
PlantSense, Inc.		94,534	183,044	*
Solaria Corp.		2,639,295	2,639,295	9/1/2014
Streamlite, Inc.		2,265,111	3,025,111	*
Svaya Nanotechnologies, Inc.		234,617	234,617	6/1/2014
The Climate Corp.		1,573,060	1,573,060	4/1/2013
ZeaChem, Inc.		2,233,697	2,233,697	7/1/2013
Subtotal:	20.9%	$16,268,480	$17,116,990

Security
TrustedID, Inc.		$204,937	$233,937	*
Subtotal:	0.3%	$204,937	$233,937

Software
AcousticEye, Ltd.		$490,481	$660,481	*
Athena Design Systems, Inc.		3,770	50,979	*
Atlantis Computing, Inc.		32,673	32,673	9/1/2012
BlueRoads Corp.		—	811,989	*
ClearPath, Inc.		1,004,180	1,004,180	11/1/2014
Cloudmark, Inc.		1,497,127	1,497,127	2/1/2013
Collarity, Inc.		—	669,821	*

Corduro, Inc.		240,371	330,371	5/1/2014
D Software, Inc.		35,406	35,406	1/1/2013
Future Point Systems, Inc.		102,591	102,591	5/1/2013
gloStream, Inc.		1,224,382	1,224,382	1/1/2015
Image Vision Labs, Inc.		277,345	277,345	6/1/2014
Intalio, Inc.		987,057	987,057	2/1/2014
Kareo, Inc.		231,026	231,026	2/1/2014
KIT Digital, Inc.		3,079,783	3,079,783	9/1/2013
Krux Digital, Inc.		310,696	310,696	12/1/2013
Lending Stream, Ltd.		7,374,183	7,374,183	12/1/2014
MarketFish, Inc.		40,034	40,034	9/1/2012
Medsphere Systems Corp.		294,241	294,241	10/1/2012
Mr. Number, Inc.		78,027	78,027	11/1/2012
Palantir Technologies, Inc.		2,828,883	2,828,883	6/1/2013
Queplix Corp.		—	350,338	*
SoundHound, Inc.		541,691	541,691	9/1/2013
Validare, Inc.		132,136	132,136	10/1/2013
Verix, Inc.		828,028	1,108,028	*
XOS Technologies, Inc.		1,979,003	1,979,003	10/1/2014
Subtotal:	30.4%	$23,613,114	$26,032,471

Technology Services
DigitalPath, Inc.		$871,699	$871,699	10/1/2014
Subtotal:	1.1%	$871,699	$871,699

Wireless
DeFi Global Inc.		—	$291,902	*
GPShopper, LLC		159,580	159,580	2/1/2014
July Systems, Inc.		335,909	335,909	9/1/2013
Nextivity, Inc.		1,708,472	1,898,472	*
Silent Communication, Ltd.		258,522	523,522	*
Venturi Wireless, Inc.		302,526	335,526	*
Subtotal:	3.5%	$2,765,009	$3,544,911

Total (Cost of $74,938,475):	88.1%	$68,700,265	$74,938,475
* As of June 30, 2012, loans with a cost basis and fair value of $13.3 million and $7.2 million, respectively, have been classified as non-accrual. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

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

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies.  These loans are generally secured by assets of the borrowers.  As a result, the Fund is subject to general credit risk associated with such companies.  At June 30, 2012, and December 31, 2011, the Fund had unexpired unfunded commitments to borrowers of $0 million and $4.5 million, respectively.

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

Transfer of investments between levels of the fair value hierarchy were recorded on the actual date of the event or change in circumstances that caused the transfer. There were no transfers in and out of Level 1, 2, and 3 during the period ended June 30, 2012.

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

The following table presents the balances of assets as of June 30, 2012 and December 31, 2011 measured at fair value on a recurring basis:

As of June 30, 2012	Level 1	Level 3	Total
ASSETS:
Loans to borrowers	$—	$68,700,265	$68,700,265
Other investments	—	32,403	32,403
Cash equivalents	8,823,402	—	8,823,402
Total	$8,823,402	$68,732,668	$77,556,070

As of December 31, 2011	Level 1	Level 3	Total
ASSETS:
Loans to borrowers	$—	$105,250,110	$105,250,110
Other investment	—	29,513	29,513
Cash equivalents	7,657,584	—	7,657,584
Total	$7,657,584	$105,279,623	$112,937,207

The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended
	June 30, 2012
	Loans to borrowers	Other investment	Warrants
Beginning balance	$90,370,914	$26,696	$—
Acquisitions and originations	121,595	—	60,178
Additional investments	—	5,707	—
Principal reductions	(20,837,711)	—	—
Distribution to shareholder	—	—	(60,178)
Net change in unrealized gain (loss) from investments	(477,575)	—	—
Net realized gain (loss) from investments	(476,958)	—	—
Ending balance	$68,700,265	$32,403	$—

	For the Six Months Ended
	June 30, 2012
	Loans to borrowers	Other investment	Warrants
Beginning balance	$105,250,110	$29,513	$—
Acquisitions and originations	531,197	—	438,154
Additional investments	—	6,542	—
Principal reductions	(35,543,149)	(3,652)	—
Distribution to shareholder	—	—	(438,154)
Net change in unrealized gain (loss) from investments	(1,060,935)	—	—
Net realized gain (loss) from investments	(476,958)	—	—
Ending balance	$68,700,265	$32,403	$—

	For the Three Months Ended
	June 30, 2011
	Loans to borrowers	Other investment	Warrants	Stock
Beginning balance	$144,638,360	$24,791	$—	$—
Acquisitions and originations	11,881,243	—	518,456	17,719
Principal reductions	(23,357,642)	—	—	—
Distribution to shareholder	—	—	(518,456)	(17,719)
Net change in unrealized gain (loss) from investments	314,345	—	—	—
Net realized gain (loss) from investments	(317,337)	—	—	—
Ending balance	$133,158,969	$24,791	$—	$—

	For the Six Months Ended
	June 30, 2011
	Loans to borrowers	Other investment	Warrants	Stock	Convertible Notes
Beginning balance	137,614,630	283,202	—	—	—
Acquisitions and originations	35,951,753	—	2,450,970	275,603	97,881
Principal reductions	(41,055,901)	(8,411)	—	—	—
Distribution to shareholder	—	—	(2,450,970)	(1,129,358)	(97,881)
Conversion of note to stock	—	(250,000)	—	250,000	—
Conversion of receivable to stock	—	—	—	1,595	—
Net change in unrealized gain (loss) from investments	1,700,833	—	—	—	—
Net realized gain (loss) from investments	(1,052,346)	—	—	602,160	—
Ending balance	$133,158,969	$24,791	$—	$—	$—

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

5. CAPITAL STOCK

As of June 30, 2012 and December 31, 2011, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company is $270.0 million. Total contributed capital to the Company through June 30, 2012 and December 31, 2011 was $202.5 million, of which $193.5 million was contributed to the Fund.

The chart below shows the distributions of the Fund for the six months ended June 30, 2012 and 2011.

	For the Six Months Ended	For the Six Months Ended
	June 30, 2012	June 30, 2011
Cash distributions	$40,000,000	$17,000,000
Distributions of equity securities	438,154	3,678,209

Total distributions to shareholder	$40,438,154	$20,678,209

Final classification of the distributions as either a return of capital or a distribution of income is an annual determination made at the end of each year dependent upon the Fund's current year and cumulative earnings and profits.

6. DEBT FACILITY

On February 20, 2009, the Fund entered into agreements with Union Bank, N.A. that established a secured revolving loan facility in an initial amount of up to $30,000,000.  Loans under the facility may have been, at the option of the Fund, either Reference Rate loans or LIBOR loans. The interest rate on this facility was LIBOR plus

2.50 percent or Reference Rate (as defined in the agreement) plus 0.75 percent. The facility terminated on February 18, 2011.  The balance of the Fund's outstanding debt as of December 31, 2011 and June 30, 2012 was zero.

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

7.  OTHER INVESTMENTS

Other Investment at June 30, 2012 is comprised of an interest in Sensors Licensing, LLC ("SL LLC").

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

SL LLC collected $200,000 and distributed $100,000 to the Fund.  The unaffiliated third party canceled the licensing agreement during 2009. SL LLC continues to distribute proceeds from the sale of equipment as cash becomes available.

Because the collateral is highly customized and no current buyer or lessee has been identified, the Fund had taken a $735,000 fair market reduction in 2009, which represents the difference between the previously determined fair value, the collections to date, and the expected liquidation value of the assets should no buyer or lessee be found. The Fund's portion of the expected liquidation value of the asset as of June 30, 2012 is $32,403.

8.  FINANCIAL HIGHLIGHTS

Accounting principles generally accepted in the United States of America require disclosure of financial highlights of the Fund for the periods presented, the three and six months ended June 30, 2012 and 2011.  The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period.  The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund.  This required methodology differs from an internal rate of return.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Total return **	2.54%	16.86%	5.28%	16.28%

Per share amounts:
Net asset value, beginning of period	$998.76	$1,596.10	$1,135.20	$1,637.21
Net investment income	31.29	66.56	64.47	114.34
Net change in unrealized and realized gain (loss) from investments	(9.55)	(0.03)	(15.38)	12.51
Net increase (decrease) in net assets from operations	21.74	66.53	49.09	126.85
Return of capital to shareholder	(214.08)	(41.97)	(344.68)	(96.95)
Income distributions to shareholder	(26.51)	(63.39)	(59.70)	(109.84)

Net asset value, end of period	$779.91	$1,557.27	$779.91	$1,557.27

Net assets, end of period	$77,990,729	$155,726,697	$77,990,729	$155,726,697

Ratios to average net assets:

Expenses *	2.60%	2.59%	2.80%	2.72%
Net investment income *	14.43%	16.76%	13.57%	14.27%
* Annualized
**Historically, the Fund has disclosed total return on an annualized basis.  Beginning with the three month period and six month period ended June 30, 2012, the Fund does not disclose total return on an annualized basis.  If the total return had not been annualized for the three and six months ended June 30, 2011, the total return for the Fund would have been 4.22% and 8.14%, respectively.

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

Results of Operations - For the three and six months ended June 30, 2012 and 2011

Total investment income for the three months ended June 30, 2012 and 2011 was $3.7 million and $7.7 million, respectively, which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash, late fees and fees earned from waivers to loan agreements. The decrease in investment income is due to the decrease in the average loans outstanding from $132.9 million for the three months ended June 30, 2011 to $74.1 million for the three months ended June 30, 2012 and the decrease in average yield from 20.08% for the three months ended June 30, 2011 to 19.94% for the three months ended June 30, 2012, which is not unexpected at this stage of the life of the Fund.

Total investment income for the six months ended June 30, 2012 and 2011 was $7.8 million and $13.6 million, respectively, which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash, late fees and fees earned from waivers to loan agreements. The decrease in investment income is due to the decrease in the average loans outstanding from $133.0 million for the six months ended June 30, 2011 to $83.0 million for the six months ended June 30, 2012 and the decrease in average yield from 18.91% for the six months ended June 30, 2011 to 18.15% for the six months ended June 30, 2012, which is not unexpected at this stage of the life of the Fund.

Management fees for the three months ended June 30, 2012 and 2011 were $0.5 million and $1.0 million,

respectively. Management fees for the six months ended June 30, 2012 and 2011 were $1.1 million and $2.0 million, respectively. Management fees are equal to 2.5% of assets under management. As management fees are based on assets under management, the decrease is due to the decrease in assets under management relative to the previous year.

Total interest expense for the three and six months ended June 30, 2012 and 2011 were $0 and less than $0.1 million. In 2011, no debt was drawn and the interest expense is composed of fees associated with the facility.

Total banking and professional fees for the three months ended June 30, 2012 and 2011 were less than $0.1 million. Total banking and professional fees for the six months ended June 30, 2012 and 2011 were $0.2 million and $0.1 million, respectively.

Total other operating expenses for the three and six months ended June 30, 2012 and 2011 were less than $0.1 million.

Net investment income for the three months ended June 30, 2012 and 2011 was $3.1 million and $6.7 million, respectively. Net investment income for the six months ended June 30, 2012 and 2011 was $6.4 million and $11.4 million, respectively.

Total net realized loss from investments was $0.5 million and $0.3 million for the three months ended June 30, 2012 and 2011, respectively. Total net realized loss from investments was $0.5 million for the six months ended June 30, 2012 and 2011.

Net change in unrealized gain (loss) from investments was $(0.5) million and $0.3 million for the three months ended June 30, 2012 and 2011, respectively. The unrealized gain (loss) consists of fair market value adjustments to loans. Net change in unrealized gain (loss) from investments was $(1.1) million and $1.7 million for the six months ended June 30, 2012 and 2011, respectively. The unrealized gain (loss) consists of fair market value adjustments to loans.

Net increase in net assets resulting from operations for the three months ended June 30, 2012 and 2011 was $2.2 million and $6.7 million, respectively.  On a per share basis, the net increase in net assets resulting from operations was $21.74 and $66.53 for the three months ended June 30, 2012 and 2011, respectively. Net increase in net assets resulting from operations for the six months ended June 30, 2012 and 2011 was $4.9 million and $12.7 million, respectively.  On a per share basis, the net increase in net assets resulting from operations was $49.09 and $126.84 for the six months ended June 30, 2012 and 2011, respectively.

Liquidity and Capital Resources - June 30, 2012 and December 31, 2011

Total capital contributed to the Fund was $193.5 million, prior to distribution of capital, as of June 30, 2012 and December 31, 2011.  Committed capital to the Company at June 30, 2012 and December 31, 2011 was $270.0 million, of which $202.5 million has been called.  The remaining $67.5 million in committed capital as of June 30, 2012 remains uncalled. On December 9, 2011, the Fund's board resolved that no future capital calls would be made, thus the Fund no longer has access to additional capital from investors.

As of June 30, 2012 and December 31, 2011, 11.2% and 6.7%, respectively, of the Fund's assets consisted of cash and cash equivalents.  The Fund invested its assets in venture loans during the six months ended June 30, 2012 and 2011.  Amounts disbursed under the Fund's loan commitments totaled approximately $0.5 million during the six months ended June 30, 2012.  Net loan amounts outstanding after amortization and fair market adjustment decreased by approximately $36.6 million for the same period.  Unexpired, unfunded commitments totaled $0 million as of June 30, 2012.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding – Fair Value	Unexpired Unfunded Commitments
June 30, 2012	450.7 million	382.0 million	68.7 million	0 million
December 31, 2011	$450.2 million	$344.9 million	$105.3 million	$4.5 million

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

The Fund's investments are subject to market risk based on several factors, including, but not limited to, the investment's credit history, available cash, support of its investors, available liquidity, "burn rate", revenue income, security interest, secondary markets for collateral, the size of the loan, and term of the loan.

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

Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net income by less than $0.1 million.  This translates to less than 1% of net income for the six months ended June 30, 2012.  Although Management believes that this measure is indicative of the Fund's sensitivity to interest rate changes, it makes estimates to adjust for potential changes in credit quality, size and composition of the balance sheet and other business developments that could affect net income.  Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Prior to the Fund's commencement of operations on February 21, 2007, the Fund sold 100,000 shares to the Fund's sole shareholder, Venture Lending & Leasing V, LLC for $25,000 in September 2006.  No other shares of the Fund have been sold; however, the Fund received an additional $193.5 million of paid in capital during the period from February 21, 2007 through June 30, 2012 which has been and will be used to acquire venture loans and fund operations.

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

VENTURE LENDING & LEASING V, INC.
(Registrant)
Chairman and Chief Executive Officer
By:	/s/ Maurice C. Werdegar	By:	/s/ Martin D. Eng
Maurice C. Werdegar		Martin D. Eng
President and Chief Executive Officer		Chief Financial Officer
Date:	August 10, 2012	Date:	August 10, 2012

EXHIBIT INDEX

Exhibit Number	Description
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

Date: August 10, 2012

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

Date: August 10, 2012

/s/ Maurice C. Werdegar
Maurice C. Werdegar
Chief Executive Officer

Exhibit 32.1
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing V, Inc. (the "Fund") on Form 10-Q for the period ending June 30, 2012 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Maurice C. Werdegar, Chief Executive Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/s/ Maurice C. Werdegar
Maurice C. Werdegar
Chief Executive Officer
August 10, 2012

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing V, Inc. (the "Fund") on Form 10-Q for the period ending June 30, 2012 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Martin D. Eng, Chief Financial Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/s/ Martin D. Eng
Martin D. Eng
Chief Financial Officer
August 10, 2012