Form 10-Q
period 2012-09-30
Venture Lending & Leasing V, Inc.
filed 2012-11-09
CIK 1376067

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [x]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 9, 2012
Common Stock, $.001 par value	100,000

VENTURE LENDING & LEASING V, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited) As of September 30, 2012 and December 31, 2011

Condensed Statements of Operations (Unaudited) For the three and nine months ended September 30, 2012 and 2011

Condensed Statements of Changes in Net Assets (Unaudited) For the nine months ended September 30, 2012 and 2011

Condensed Statements of Cash Flows (Unaudited) For the nine months ended September 30, 2012 and 2011

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

SIGNATURES

VENTURE LENDING & LEASING V, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

	September 30, 2012	December 31, 2011
ASSETS
Loans, at estimated fair value (Cost of $59,820,063 and $110,427,384)	$54,344,982	$105,250,110
Cash and cash equivalents	2,732,384	7,657,584
Other investments (Cost of $0 and $764,513)	—	29,513
Other assets	756,381	1,515,313

Total assets	57,833,747	114,452,520

LIABILITIES
Accrued management fees	361,461	715,328
Accounts payable and other accrued liabilities	91,413	217,380

Total liabilities	452,874	932,708

NET ASSETS	$57,380,873	$113,519,812

Analysis of Net Assets:

Capital paid in on shares of capital stock	$193,525,000	$193,525,000
Return of capital distributions	(129,772,038)	(73,195,905)
Distributable income (accumulated deficit)	(6,372,089)	(6,809,283)
Net assets (equivalent to $573.81 and $1,135.20 per share based on 100,000 shares of capital stock outstanding - see Note 5)	$57,380,873	$113,519,812

See notes to condensed financial statements

VENTURE LENDING & LEASING V, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

INVESTMENT INCOME:
Interest on loans	$2,733,057	$6,171,612	$10,260,815	$19,766,094
Other interest and other income	4,924	2	255,598	18,491
Total investment income	2,737,981	6,171,614	10,516,413	19,784,585

EXPENSES:
Management fees	361,461	882,149	1,480,980	2,867,394
Interest expense	—	—	—	40,745
Banking and professional fees	46,106	88,872	197,022	191,796
Other operating expenses	25,768	41,470	86,801	91,808
Total expenses	433,335	1,012,491	1,764,803	3,191,743
Net investment income	2,304,646	5,159,123	8,751,610	16,592,842

Net realized gain (loss) from investments	(412,631)	(2,531,752)	(889,589)	(2,981,938)
Net change in unrealized gain (loss) from investments	1,498,129	2,062,643	437,194	3,763,476
Net realized and unrealized gain (loss) from investment activities	1,085,498	(469,109)	(452,395)	781,538

Net increase (decrease) in net assets resulting from operations	$3,390,144	$4,690,014	$8,299,215	$17,374,380

Net increase (decrease) in net assets resulting from operations per share	$33.90	$46.90	$82.99	$173.74
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See notes to condensed financial statements

VENTURE LENDING & LEASING V, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2012	September 30, 2011
Net increase (decrease) in net assets resulting from operations:
Net investment income	$8,751,610	$16,592,842
Net realized gain (loss) from investments	(889,589)	(2,981,938)
Net change in unrealized gain (loss) from investments	437,194	3,763,476

Net increase (decrease) in net assets resulting from operations	8,299,215	17,374,380

Distributions of income to shareholder	(7,862,021)	(13,610,903)
Return of capital to shareholder	(56,576,133)	(27,320,603)
Increase (decrease) in capital transactions	(64,438,154)	(40,931,506)
Total increase (decrease)	(56,138,939)	(23,557,126)

Net assets
Beginning of period	113,519,812	163,720,540

End of period	$57,380,873	$140,163,414

See notes to condensed financial statements

VENTURE LENDING & LEASING V, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2012	September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$8,299,215	$17,374,380
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in)
operating activities:
Net realized (gain) loss from investments	889,589	2,981,938
Net change in unrealized (gain) loss from investments	(437,194)	(3,763,476)
Receipt of equity securities as payment for waiver	(183,758)	—
Net amortization of deferred costs related to borrowing facility	—	24,412
Net decrease (increase) in other assets	758,933	386,193
Payments for other investments	(6,542)	—
Proceeds from other investments	381,999	—
Net increase (decrease) in accounts payable, other accrued liabilities, and accrued management fees	(479,834)	(1,064,778)
Origination of loans	(531,197)	(42,879,678)
Principal payments on loans	50,401,298	61,570,959
Acquisition of equity securities	(17,709)	(2,429,541)
Net cash provided by (used in) operating activities	59,074,800	32,200,409
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distribution to shareholder	(64,000,000)	(37,000,000)
Net cash provided by (used in) financing activities	(64,000,000)	(37,000,000)
Net increase (decrease) in cash and cash equivalents	(4,925,200)	(4,799,591)
CASH AND CASH EQUIVALENTS:
Beginning of period	7,657,584	25,771,479
End of period	$2,732,384	$20,971,888
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD FOR:
Interest	$—	$46,667
NON-CASH ACTIVITIES:
Receipt of equity securities as repayment of loan	$236,687	$648,210
Distributions of equity securities to shareholder	$438,154	$3,931,506
Conversion of receivable to stock	$—	$1,595
Conversion of note to stock	$—	$250,000

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
In the Manager's opinion, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading.  The interim results for the nine months ended September 30, 2012 are not necessarily indicative of what the results would be for a full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Fund's Annual Report on Form 10-K for the year ended December 31, 2011.

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

Valuation Methods

As of September 30, 2012 and December 31, 2011, the financial statements include nonmarketable investments of $54.3 million and $105.3 million (or approximately 94% and 92% of total assets, respectively) with fair values determined by the Manager in the absence of readily determinable market values.  Because of the illiquidity of the Fund's investments, a substantial portion of its assets are carried at fair value as determined by the Manager in accordance with the Fund's policy as approved by the Board of Directors. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

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

If a borrower of a non accrual loan resumes making regular payments and Management deems that the borrower has sufficient resources that it is unlikely the loan will return to non accrual status, the loan is re-classified back to accrual or performing status.  Interest that would have been accrued during the non accrual status will be added back to the remaining payment schedule, and thus changing the effective interest rate.

As of September 30, 2012 and December 31, 2011, loans with a cost basis of $10.5 million and $10.4 million and a fair value of $5.0 million and $5.3 million, respectively, have been classified as non-accrual.

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
Volatility, or the amount of uncertainty or risk about the size of the changes in the warrant price, is based on an index of publicly traded companies grouped by industry and which are similar in nature to the underlying client companies issuing the warrant (“Industry Index”). The volatility assumption for each Industry Index is based on the average volatility for individual public companies within the client company's industry for a period of time approximating the expected life of the warrants. For the three months ended September 30, 2012, the Fund is using the volatility rates ranging from 37% to 71%. A hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings, and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. The remaining expected lives of warrants may be adjusted from time to time to reflect new facts and circumstances. For the nine months ended September 30, 2012, the Fund is assuming the average duration of a warrant is 3 years. The effect of a hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
The risk-free interest rate is derived from the constant maturity tables issued by the U.S. Treasury Department. For the three months ended September 30, 2012, the Fund is using monthly risk free rate of 0.41%. The effect of a hypothetical increase in the estimated risk free rate used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
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

Other Assets and Liabilities

As of September 30, 2012 and December 31, 2011, the fair values of Other Assets and Liabilities are estimated at their carrying values because of the short-term nature of these assets or liabilities.

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

Tax Status

As long as the Fund qualifies as a Regulated Investment Company ("RIC") it will not pay any federal or state corporate income tax on income that is distributed to its shareholder (pass-through status).  Should the Fund not qualify as a RIC or lose its qualification as a RIC, it could be taxed as an ordinary corporation on its taxable income for that year (even if that income is distributed to its shareholder), and all distributions out of its earnings and profits would be taxable to its shareholder as ordinary income.  As of September 30, 2012 the Fund had no uncertain tax positions.

The Fund's tax years open to examination by major jurisdictions are 2009 and forward.

3. SUMMARY OF INVESTMENTS

Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and/or provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. As of September 30, 2012, the Fund's investments in loans are primarily to companies based within the United States and are diversified among borrowers in the industry segments shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below  (the sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans). All loans are senior to unsecured creditors except where indicated.

The Fund defines fair value as the price that would be received to sell an asset or paid to settle a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale.

Loan balances are summarized by borrower.  Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded. Each loan drawn under a commitment may have a different maturity date and amount. For the three and nine months ended September 30, 2012, the weighted-average interest rate on the performing loans was 17.23% and

17.87%.  These rates were inclusive of both cash and non-cash interest income.  For the three and nine months ended September 30, 2012, the weighted-average interest rate on the cash portion of the interest income was 13.11% and 13.55%, respectively.  For the three and nine months ended September 30, 2011, the weighted-average interest rate on the performing loans was 20.28% and 19.39%. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants and new loans funded during the year.

The risk profile of a loan changes when events occur that impact the credit analysis of the borrower and loan as discussed in our loan accounting policy. Such changes result in the fair value being adjusted from par value of the individual loan. Where the risk profile is consistent with the original underwriting, which is primarily the case for this loan portfolio, the par value of the loan approximates fair value.

Loans as of September 30, 2012 are to non-affiliates and consist of the following:

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 9/30/2012	9/30/2012	Maturity Date
Biotechnology
Stem CentRx, Inc.		$490,197	$490,197	1/1/2014
Subtotal:	0.9%	$490,197	$490,197

Computers & Storage
D-Wave Systems, Inc.		$619,506	$619,506	1/1/2014
Subtotal:	1.1%	$619,506	$619,506

Internet
Akademos, Inc.		$378,240	$378,240	12/1/2013
Blekko, Inc.		559,257	559,257	2/1/2013
CloudTalk, Inc.		—	135,871	*
Genius.com, Inc.		104,722	104,722	8/1/2013
Insider Guides, Inc.		1,799,662	1,799,662	9/1/2014
Juice in the City, Inc.		792	207,794	*
LOLapps, Inc.		519,834	519,833	1/1/2014
MMJK, Inc.		210,929	210,929	12/1/2012
Mojo Motors, Inc.		199,861	199,861	6/1/2014
Philotic, Inc.		69,476	69,476	8/1/2013
Quantcast Corp.		1,856,361	1,856,361	4/1/2014
Queryable Corp.		223,592	223,592	4/1/2014
Radius Intelligence, Inc.		20,676	20,676	3/1/2014
Rivet Games, Inc.		452,796	1,052,796	*
Rocket Fuel, Inc.		220,525	220,525	3/1/2013
Sittercity, Inc.		1,345,609	1,345,609	2/1/2014
Topsy Labs, Inc.		1,455,759	1,455,759	5/1/2015
WeddingWire, Inc.		497,978	497,978	2/1/2014
Worktopia, Inc.		10,000	15,000	*
Youku.com, Inc.		834,819	834,819	7/1/2013
Subtotal:	18.8%	$10,760,888	$11,708,760

Medical Devices

Cellscape Corp.		$17,157	$17,157	12/1/2012
ConforMIS, Inc.		3,415,326	3,415,326	5/1/2014
CyberHeart, Inc.		282,114	562,114	*
iBalance Medical, Inc.		117,321	128,320	*
Intellidx, Inc.		—	936,441	*
Oculus Innovative Sciences, Inc.		1,237,143	1,237,143	11/1/2013
Spinal Kinetics, Inc.		617,579	617,579	10/1/2013
Suneva Medical, Inc.		675,229	675,229	6/1/2013
Xlumena, Inc.		696,251	696,251	5/1/2014
Subtotal:	12.3%	$7,058,120	$8,285,560

Other Healthcare
Pathway Genomics Corp.		$437,667	$437,667	7/1/2013
Subtotal:	0.8%	$437,667	$437,667

Other Technology
Ampulse Corp.		$986,937	$986,937	7/1/2013
Coulomb Technologies, Inc.		505,863	505,863	6/1/2013
Daylight Solutions, Inc.		367,682	367,682	8/1/2013
EcoSMART Technologies, Inc.		1,296,014	1,296,014	10/1/2013
Lehigh Technologies, Inc.		2,487,558	2,487,558	2/1/2015
PlantSense, Inc.		94,534	183,044	*
Solaria Corp.		2,395,721	2,395,721	9/1/2014
Svaya Nanotechnologies, Inc.		206,058	206,058	6/1/2014
The Climate Corp.		1,190,235	1,190,235	4/1/2013
ZeaChem, Inc.		1,763,615	1,763,615	7/1/2013
Subtotal:	19.7%	$11,294,217	$11,382,727

Security
TrustedID, Inc.		$221,937	$233,937	*
Subtotal:	0.4%	$221,937	$233,937

Software
AcousticEye, Ltd.		$490,481	$660,481	*
Athena Design Systems, Inc.		2,540	49,749	*
BlueRoads Corp.		—	811,989	*
ClearPath, Inc.		899,879	899,879	11/1/2014
Cloudmark, Inc.		1,003,609	1,003,609	2/1/2013
Collarity, Inc.		—	669,821	*
Corduro, Inc.		215,684	305,684	*
D Software, Inc.		24,415	24,415	1/1/2013
Future Point Systems, Inc.		89,234	89,234	5/1/2013
gloStream, Inc.		1,232,310	1,232,310	1/1/2015
Image Vision Labs, Inc.		245,627	245,627	6/1/2014
Intalio, Inc.		844,390	844,390	2/1/2014
Kareo, Inc.		201,001	201,001	2/1/2014
KIT Digital, Inc.		2,522,141	2,522,141	9/1/2013

Krux Digital, Inc.		267,167	267,167	12/1/2013
Lending Stream, Ltd.		6,934,670	6,934,670	12/1/2014
Medsphere Systems Corp.		107,772	107,772	10/1/2012
Mr. Number, Inc.		31,907	31,907	11/1/2012
Palantir Technologies, Inc.		1,765,086	1,765,086	6/1/2013
Queplix Corp.		—	350,338	*
SoundHound, Inc.		451,115	451,115	9/1/2013
Validare, Inc.		110,380	110,380	10/1/2013
Verix, Inc.		828,028	1,108,028	*
XOS Technologies, Inc.		1,759,829	1,759,829	10/1/2014
Subtotal:	34.9%	$20,027,265	$22,446,622

Technology Services
DigitalPath, Inc.		$751,616	$751,616	10/1/2014
Subtotal:	1.3%	$751,616	$751,616

Wireless
DeFi Mobile, Inc.		—	$291,902	*
GPShopper, LLC		139,518	139,518	2/1/2014
July Systems, Inc.		274,531	274,531	9/1/2013
Nextivity, Inc.		1,708,472	1,898,472	*
Silent Communication, Ltd.		258,522	523,522	*
Venturi Wireless, Inc.		302,526	335,526	*
Subtotal:	4.7%	$2,683,569	$3,463,471

Total (Cost of $59,820,063):	94.7%	$54,344,982	$59,820,063

* As of September 30, 2012, loans with a cost basis and fair value of $10.5 million and $5.0 million, respectively, have been classified as non-accrual. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

Loans as of December 31, 2011 are to non-affiliates and consist of the following:

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 12/31/2011	12/31/2011	Maturity Date
Biotechnology
Stem CentRx, Inc.		$751,244	$751,244	1/1/2014
Subtotal:	0.7%	$751,244	$751,244

Computers & Storage
D-Wave Systems, Inc.		$1,071,662	$1,071,662	1/1/2014
Nexenta Systems, Inc.		505,729	505,729	5/1/2013
Subtotal:	1.4%	$1,577,391	$1,577,391

Enterprise Networking
Vyatta, Inc.		$277,315	$277,315	9/1/2012

Subtotal:	0.2%	$277,315	$277,315

Internet
Akademos, Inc.		$556,782	$556,782	12/1/2013
Blekko, Inc.		1,482,610	1,482,610	2/1/2013
CloudTalk, Inc.		86,148	121,148	10/1/2013
Collarity, Inc.		—	669,821	*
DisplayLink, Ltd.		907,901	907,901	6/1/2013
Fwix, Inc.		38,706	38,706	3/1/2014
Genius.com, Inc.		163,650	163,650	8/1/2013
Insider Guides, Inc.		3,142,283	3,142,283	9/1/2014
Involver, Inc.		670,235	670,235	6/1/2013
Juice in the City, Inc.		282,436	282,436	2/1/2014
LOLapps, Inc.		786,437	786,437	1/1/2014
MGEL, Inc.		218,350	218,350	1/1/2013
MMJK, Inc.		692,304	692,304	12/1/2012
Mojo Motors, Inc.		278,897	278,897	6/1/2014
Philotic, Inc.		136,428	136,428	8/1/2013
Plastic Jungle, Inc.		565,919	565,919	11/1/2012
Quantcast Corp.		3,284,405	3,284,405	4/1/2014
Queryable Corp.		314,214	314,214	4/1/2014
Rivet Games, Inc.		1,415,200	1,415,200	8/1/2014
Rocket Fuel, Inc.		514,972	514,972	3/1/2013
Semantic Sugar, Inc.		75,640	75,640	7/1/2012
Sittercity, Inc.		2,128,481	2,128,481	2/1/2014
Topsy Labs, Inc.		2,128,724	2,128,724	12/1/2014
Ustream, Inc.		3,343,372	3,343,372	1/1/2014
WeddingWire, Inc.		757,101	757,101	2/1/2014
Worktopia, Inc.		25,000	30,000	*
Youku.com, Inc.		1,495,657	1,495,657	7/1/2013
Subtotal:	22.5%	$25,491,852	$26,201,673

Medical Devices
Cayenne Medical, Inc.		$1,693,997	$1,693,997	3/1/2014
Cellscape Corp.		123,323	123,323	12/1/2012
ConforMIS, Inc.		6,440,740	6,440,740	5/1/2014
CV Ingenuity Corp.		732,687	732,687	4/1/2014
CyberHeart, Inc.		382,114	562,114	*
iBalance Medical, Inc.		133,903	233,903	*
Intellidx, Inc.		33,791	923,791	*
Oculus Innovative Sciences, Inc.		1,977,151	1,977,151	11/1/2013
Spinal Kinetics, Inc.		1,066,967	1,066,967	10/1/2013
Suneva Medical, Inc.		1,381,455	1,381,455	6/1/2013
Xlumena, Inc.		974,529	974,529	5/1/2014
Subtotal:	13.2%	$14,940,657	$16,110,657

Other Healthcare

Pathway Genomics Corp.		$1,047,635	$1,047,635	7/1/2013
Subtotal:	0.9%	$1,047,635	$1,047,635

Other Technology
Ampulse Corp.		$1,878,268	$1,878,268	7/1/2013
Coulomb Technologies, Inc.		890,910	890,910	6/1/2013
Daylight Solutions, Inc.		974,696	974,696	8/1/2013
EcoSMART Technologies, Inc.		2,547,275	2,547,275	10/1/2013
eIQ Energy, Inc.		308,653	308,653	6/1/2013
Lehigh Technologies, Inc.		2,974,106	2,974,106	10/1/2014
PlantSense, Inc.		—	453,509	*
Sezmi Corp.		52,609	52,609	2/1/2012
Solaria Corp.		3,094,938	3,094,938	9/1/2014
Streamlite, Inc.		4,447,139	4,447,139	12/1/2013
Svaya Nanotechnologies, Inc.		288,548	288,548	6/1/2014
The Climate Corp.		2,295,289	2,295,289	4/1/2013
ZeaChem, Inc.		3,115,900	3,115,900	7/1/2013
Subtotal:	20.1%	$22,868,331	$23,321,840

Security
Dragnet Solutions, Inc.		$216,921	$291,921	*
Nevis Networks, Inc.		—	263,762	*
TrustedID, Inc.		204,937	233,937	*
Subtotal:	0.4%	$421,858	$789,620

Software
AcousticEye, Ltd.		$490,481	$660,481	*
Athena Design Systems, Inc.		—	53,849	*
Atlantis Computing, Inc.		87,558	87,558	9/1/2012
BlueRoads Corp.		—	811,989	*
ClearPath, Inc.		957,109	957,109	6/1/2014
Cloudmark, Inc.		2,414,733	2,414,733	2/1/2013
Cloudshare, Inc.		312,528	312,528	2/1/2012
Corduro, Inc.		247,565	337,565	12/1/2013
D Software Inc.		54,630	54,630	1/1/2013
Demandbase, Inc.		348,734	348,734	10/1/2012
EnPrecis, Inc.		94,320	94,320	11/1/2013
Future Point Systems, Inc.		129,783	129,783	*
Gazillion, Inc.		1,348,862	1,348,862	8/1/2014
gloStream, Inc.		1,306,878	1,306,878	5/1/2014
Image Vision Labs, Inc.		337,251	337,251	6/1/2014
Intalio, Inc.		1,254,570	1,254,570	2/1/2014
Kareo, Inc.		287,673	287,673	2/1/2014
KIT Digital, Inc.		4,129,869	4,129,869	9/1/2013
Knowledge Adventure, Inc.		304,546	304,546	5/1/2012
Krux Digital, Inc.		392,575	392,575	12/1/2013
Lending Stream, Ltd.		8,199,735	8,199,735	12/1/2014

MarketFish, Inc.		89,354	89,354	9/1/2012
Medsphere Systems Corp.		995,334	995,334	10/1/2012
Mr. Number, Inc.		164,326	164,326	11/1/2012
Palantir Technologies, Inc.		4,832,117	4,832,117	6/1/2013
Queplix Corp.		196,838	346,838	*
RivalWatch, Inc.		187,982	247,982	*
SoundHound, Inc.		712,638	712,638	9/1/2013
Validare, Inc.		172,028	172,028	10/1/2013
Verix, Inc.		828,028	1,108,028	*
XOS Technologies, Inc.		2,392,461	2,392,461	10/1/2014
Xtime, Inc.		336,715	336,715	10/1/2013
Subtotal:	29.6%	$33,607,221	$35,223,059

Technology Services
DigitalPath, Inc.		$1,068,954	$1,068,954	10/1/2014
Subtotal:	0.9%	$1,068,954	$1,068,954

Wireless
Cellfire, Inc.		$18,389	$18,389	1/1/2012
DeFi Global, Inc.		—	337,344	*
GPShopper, LLC		196,750	196,750	2/1/2014
July Systems, Inc.		479,008	479,008	9/1/2013
Nextivity, Inc.		1,708,472	1,898,472	*
SandLinks, Inc.		68,984	268,984	*
Silent Communication, Ltd.		423,522	523,522	*
Venturi Wireless, Inc.		302,527	335,527	*
Subtotal:	2.8%	$3,197,652	$4,057,996

Total (Cost of $110,427,384):	92.7%	$105,250,110	$110,427,384

*As of December 31, 2011, loans with a cost basis and fair value of $10.4 million and $5.3 million, respectively, have been classified as nonaccrual. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies.  These loans are generally secured by assets of the borrowers.  As a result, the Fund is subject to general credit risk associated with such companies.  At September 30, 2012, and December 31, 2011, the Fund had unexpired unfunded commitments to borrowers of $0 million and $4.5 million, respectively.

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

Transfer of investments between levels of the fair value hierarchy are recorded on the actual date of the event or change in circumstances that caused the transfer. There were no transfers in and out of Level 1, 2, and 3 during the period ended September 30, 2012.

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

The following table presents the balances of assets as of September 30, 2012 and December 31, 2011 measured at fair value on a recurring basis:

As of September 30, 2012	Level 1	Level 3	Total
ASSETS:
Loans to borrowers	$—	$54,344,982	$54,344,982
Cash equivalents	2,732,384	—	2,732,384
Total	$2,732,384	$54,344,982	$57,077,366

As of December 31, 2011	Level 1	Level 3	Total
ASSETS:
Loans to borrowers	$—	$105,250,110	$105,250,110
Other investment	—	29,513	29,513
Cash equivalents	7,657,584	—	7,657,584
Total	$7,657,584	$105,279,623	$112,937,207

The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended
	September 30, 2012
	Loans to borrowers	Other investment	Warrants
Beginning balance	$68,700,265	$32,403	$—
Principal reductions	(15,094,837)	(378,347)	—
Net change in unrealized gain (loss) from investments	763,129	735,000	—
Net realized gain (loss) from investments	(23,575)	(389,056)	—
Ending balance	$54,344,982	$—	$—

	For the Nine Months Ended
	September 30, 2012
	Loans to borrowers	Other investment	Warrants
Beginning balance	$105,250,110	$29,513	$—
Acquisitions and originations	531,197	—	438,154
Additional investments	—	6,542	—
Principal reductions	(50,637,986)	(381,999)	—
Distribution to shareholder	—	—	(438,154)
Net change in unrealized gain (loss) from investments	(297,806)	735,000	—
Net realized gain (loss) from investments	(500,533)	(389,056)	—
Ending balance	$54,344,982	$—	$—

	For the Three Months Ended
	September 30, 2011
	Loans to borrowers	Other investment	Warrants	Stock
Beginning balance	$133,158,969	$24,791	$—	$—
Acquisitions and originations	6,927,925	—	253,296	0
Additional Investments	—	2,159	—	—
Principal reductions	(21,163,268)	—	—	—
Distribution to shareholder	—	—	(253,296)	0
Net change in unrealized gain (loss) from investments	2,062,643	—	—	—
Net realized gain (loss) from investments	(2,531,752)	—	—	—
Ending balance	$118,454,517	$26,950	$—	$—

	For the Nine Months Ended
	September 30, 2011
	Loans to borrowers	Other investment	Warrants	Stock	Convertible Notes
Beginning balance	137,614,630	283,202	—	—	—
Acquisitions and originations	42,879,678	—	2,704,266	275,603	97,882
Additional Investments	—	2,159	—	—	—
Principal reductions	(62,219,169)	(8,411)	—	—	—
Distribution to shareholder	—	—	(2,704,266)	(1,129,358)	(97,882)
Conversion of note to stock	—	(250,000)	—	250,000	—
Conversion of receivable to stock	—	—	—	1,595	—
Net change in unrealized gain (loss) from investments	3,763,476	—	—	—	—
Net realized gain (loss) from investments	(3,584,098)	—	—	602,160	—
Ending balance	$118,454,517	$26,950	$—	$—	$—

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

5. CAPITAL STOCK

As of September 30, 2012 and December 31, 2011, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company is $270.0 million. Total contributed capital to the Company through September 30, 2012 and December 31, 2011 was $202.5 million, of which $193.5 million was contributed to the Fund.

The chart below shows the distributions of the Fund for the nine months ended September 30, 2012 and 2011.

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2012	September 30, 2011
Cash distributions	$64,000,000	$37,000,000
Distributions of equity securities	438,154	3,931,506

Total distributions to shareholder	$64,438,154	$40,931,506

Final classification of the distributions as either a return of capital or a distribution of income is an annual determination made at the end of each year dependent upon the Fund's current year and cumulative earnings and profits.

6. DEBT FACILITY

On February 20, 2009, the Fund entered into agreements with Union Bank, N.A. that established a secured revolving loan facility in an initial amount of up to $30,000,000.  Loans under the facility may have been, at the option of the Fund, either Reference Rate loans or LIBOR loans. The interest rate on this facility was LIBOR plus 2.50 percent or Reference Rate (as defined in the agreement) plus 0.75 percent. The facility terminated on February 18, 2011.  The balance of the Fund's outstanding debt as of December 31, 2011 and September 30, 2012 was zero.

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

7.  OTHER INVESTMENTS

Other Investment at December 31, 2011 is comprised of an interest in Sensors Licensing, LLC ("SL LLC"). As of September 30, 2012 the Fund no longer holds this investment.

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

SL LLC collected $200,000 and distributed $100,000 to the Fund in May 2009.  The unaffiliated third party canceled the licensing agreement during 2009. SL LLC continued to distribute proceeds from the sale of equipment as cash became available.

Because the collateral was highly customized and no buyer or lessee had been identified, the Fund had taken a $735,000 fair market value reduction in 2009, which represents the difference between the previously determined fair value, the collections to date, and the expected liquidation value of the assets should no buyer or lessee be found.

In August 2012, SL LLC had sold the remaining assets and distributed the final sale proceeds to the Fund. Subsequently, the Fund has written off the remaining loan balance and reversed the $735,000 fair market value reduction.

8.  FINANCIAL HIGHLIGHTS

Accounting principles generally accepted in the United States of America require disclosure of financial highlights of the Fund for the periods presented, the three and nine months ended September 30, 2012 and 2011.  The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period.  The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund.  This required methodology differs from an internal rate of return.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Total return **	5.33%	13.13%	10.89%	15.59%

Per share amounts:
Net asset value, beginning of period	$779.91	$1,557.27	$1,135.20	$1,637.21
Net investment income	23.05	51.59	87.52	165.93
Net change in unrealized and realized gain (loss) from investments	10.84	(4.69)	(4.53)	7.81
Net increase (decrease) in net assets from operations	33.89	46.90	82.99	173.74
Return of capital to shareholder	(221.08)	(176.27)	(565.76)	(273.21)
Income distributions to shareholder	(18.91)	(26.27)	(78.62)	(136.11)

Net asset value, end of period	$573.81	$1,401.63	$573.81	$1,401.63

Net assets, end of period	$57,380,873	$140,163,414	$57,380,873	$140,163,414

Ratios to average net assets:

Expenses *	2.65%	2.80%	2.77%	2.75%
Net investment income *	14.08%	14.28%	13.71%	14.28%
* Annualized
**Historically, the Fund has disclosed total return on an annualized basis.  Beginning with the three month period and six month period ended June 30, 2012, the Fund does not disclose total return on an annualized basis.  If the total return had not been annualized for the three and nine months ended September 30, 2011, the total return for the Fund would have been 3.28% and 11.69%, respectively.

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

Results of Operations - For the three and nine months ended September 30, 2012 and 2011

Total investment income for the three months ended September 30, 2012 and 2011 was $2.7 million and $6.2 million, respectively, which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash, late fees, and fees earned from waivers to loan agreements. The decrease in investment income is due to the decrease in the average loans outstanding from $121.7 million for the three months ended September 30, 2011 to $54.4 million for the three months ended September 30, 2012 and the decrease in average yield from 20.28% for the three months ended September 30, 2011 to 17.23% for the three months ended September 30, 2012, which is not unexpected at this stage of the life of the Fund.

Total investment income for the nine months ended September 30, 2012 and 2011 was $10.5 million and $19.8 million, respectively, which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash, late fees, and fees earned from waivers to loan agreements. The decrease in investment income is due to the decrease in the average loans outstanding from $128.9 million for the nine months ended September 30, 2011 to $73.7 million for the nine months ended September 30, 2012 and the decrease in average yield from 19.39% for the nine months ended September 30, 2011 to 17.87% for the nine months ended September 30, 2012. The decline in loans is not unexpected at this stage of the life of the Fund.

Management fees for the three months ended September 30, 2012 and 2011 were $0.4 million and $0.9 million, respectively. Management fees for the nine months ended September 30, 2012 and 2011 were $1.5 million and $2.9 million, respectively. Management fees are equal to 2.5% of assets under management. As management fees are based on assets under management, the decrease is due to the decrease in assets under management relative to the previous year.

Total interest expense for the three and nine months ended September 30, 2012 and 2011 were $0 and less than $0.1 million. In 2011, no debt was drawn and the interest expense is composed of fees associated with the facility.

Total banking and professional fees for the three months ended September 30, 2012 and 2011 were less than $0.1 million. Total banking and professional fees for the nine months ended September 30, 2012 and 2011 were less than $0.2 million.

Total other operating expenses for the three and nine months ended September 30, 2012 and 2011 were less than $0.1 million.

Net investment income for the three months ended September 30, 2012 and 2011 was $2.3 million and $5.2 million, respectively. Net investment income for the nine months ended September 30, 2012 and 2011 was $8.8 million and $16.6 million, respectively.

Total net realized loss from investments was $0.4 million and $2.5 million for the three months ended September 30, 2012 and 2011, respectively. Total net realized loss from investments was $0.9 million and $3.0 million for the nine months ended September 30, 2012 and 2011, respectively.

Net change in unrealized gain from investments was $1.5 million and $2.1 million for the three months ended September 30, 2012 and 2011, respectively. The unrealized gain (loss) consists of fair market value adjustments to loans. Net change in unrealized gain from investments was $0.4 million and $3.8 million for the nine months ended September 30, 2012 and 2011, respectively. The unrealized gain (loss) consists of fair market value adjustments to loans.

Net increase in net assets resulting from operations for the three months ended September 30, 2012 and 2011 was $3.4 million and $4.7 million, respectively.  On a per share basis, the net increase in net assets resulting from operations was $33.90 and $46.90 for the three months ended September 30, 2012 and 2011, respectively. Net increase in net assets resulting from operations for the nine months ended September 30, 2012 and 2011 was $8.3 million and $17.4 million, respectively.  On a per share basis, the net increase in net assets resulting from operations was $82.99 and $173.74 for the nine months ended September 30, 2012 and 2011, respectively.

Liquidity and Capital Resources - September 30, 2012 and December 31, 2011

Total capital contributed to the Fund was $193.5 million, prior to distribution of capital, as of September 30, 2012 and December 31, 2011.  Committed capital to the Company at September 30, 2012 and December 31, 2011 was $270.0 million, of which $202.5 million has been called.  The remaining $67.5 million in committed capital as of September 30, 2012 remains uncalled. On December 9, 2011, the Fund's board resolved that no future capital calls would be made, thus the Fund no longer has access to additional capital from investors.

As of September 30, 2012 and December 31, 2011, 4.7% and 6.7%, respectively, of the Fund's assets consisted of cash and cash equivalents.  The Fund invested its assets in venture loans during the nine months ended September 30, 2012 and 2011.  Amounts disbursed under the Fund's loan commitments totaled approximately $0.5 million during the nine months ended September 30, 2012.  Net loan amounts outstanding after amortization and fair market adjustment decreased by approximately $51.0 million for the same period.  Unexpired, unfunded commitments totaled $0 million as of September 30, 2012.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding – Fair Value	Unexpired Unfunded Commitments
September 30, 2012	$450.7 million	$396.4 million	$54.3 million	$0 million
December 31, 2011	$450.2 million	$344.9 million	$105.3 million	$4.5 million

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

Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net income by less than $0.1 million.  This translates to less than 1% of net income for the nine months ended September 30, 2012.  Although Management believes that this measure is indicative of the Fund's sensitivity to interest rate changes, it makes estimates to adjust for potential changes in credit quality, size and composition of the balance sheet and other business developments that could affect net income.  Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Prior to the Fund's commencement of operations on February 21, 2007, the Fund sold 100,000 shares to the Fund's sole shareholder, Venture Lending & Leasing V, LLC for $25,000 in September 2006.  No other shares of the Fund have been sold; however, the Fund received an additional $193.5 million of paid in capital during the period from February 21, 2007 through September 30, 2012 which has been and will be used to acquire venture loans and fund operations.

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

VENTURE LENDING & LEASING V, INC.
(Registrant)
Chairman and Chief Executive Officer
By:	/s/ Maurice C. Werdegar	By:	/s/ Martin D. Eng
Maurice C. Werdegar		Martin D. Eng
President and Chief Executive Officer		Chief Financial Officer
Date:	November 9, 2012	Date:	November 9, 2012

EXHIBIT INDEX

Exhibit Number	Description
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