Form 10-K
period 2012-12-31
Venture Lending & Leasing V, Inc.
filed 2013-03-15
CIK 1376067

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2012
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
The number of shares outstanding of each of the issuer's classes of common stock, as of March 15, 2013 was 100,000.

Documents Incorporated by Reference

Document Description		10-K Part
Specifically Identified Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held	May 8, 2013	III

PART I.

ITEM 1.	BUSINESS
Introduction.
Venture Lending & Leasing V, Inc. (the “Fund”) was incorporated in Maryland on August 21, 2006, as a non-diversified, closed-end management investment company electing status as a business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”).  The Fund is a wholly owned subsidiary of Venture Lending & Leasing V, LLC, a Delaware limited liability company (the “Company”).  The purpose of the Fund is to provide asset-based financing to venture-capital-backed companies, in the form of secured loans.  Additionally, the Fund may provide debt financing to public and late-stage private companies.  Prior to commencing its operations on February 21, 2007, the Fund had no operations other than the sale of 100,000 shares of common stock, $0.001 par value to the Company for $25,000 in September 2006.  As of December 31, 2012, the Fund meets the requirements, including diversification requirements, to qualify as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986.
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
Remedies Upon Default.  In the event of a default on a portfolio loan, the available remedies to the Fund include legal action against the borrower and foreclosure or repossession of collateral given by the borrower.  The Fund can experience significant delays in exercising its rights as a secured lender, and might incur substantial costs in taking possession of and liquidating its collateral and in taking other steps to protect its investment.  The Fund generally will require that it have a first priority security interest in any equipment of a borrower financed with the proceeds of the Fund's loans, although that security interest may extend to the borrower's other assets in which another lender might have a senior or parity security interest.  On occasion, the Fund will make loans to a borrower that has one or more other secured lenders (including the Fund's immediate predecessor, Venture Lending & Leasing IV, LLC (“Fund IV”) and the Fund's immediate successor, Venture Lending & Leasing VI, LLC ("Fund VI")).  In such circumstances, the Fund may share all or a portion of its collateral with the other lender(s) and will enter into intercreditor agreements governing the respective rights of the Fund and such other lender(s), which could limit the Fund's flexibility in pursuing its remedies as a secured creditor, and reduce the proceeds realized from foreclosing or taking possession of the collateral.  In the case of growth capital or working capital loans (where the loan proceeds can be used by the company for general corporate purposes), the Fund will typically receive a broader lien on substantially all of the borrower's assets, including its intellectual property.
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
Illiquidity of Investments.  Substantially all of the Fund's portfolio investments (other than short-term investments) consist of securities that, at the time of acquisition, are subject to restrictions on sale and for which no ready market will exist.  Restricted securities cannot be sold publicly without prior agreement with the issuer to register the securities under the 1933 Act, or by selling such securities under Rule 144 or other provisions of the 1933 Act which permit only limited sales under specified conditions.  Venture loans and equity investments are privately negotiated transactions, and there is no established trading market in which such loans and equity investments can be sold.  Convertible and subordinated debt investments may also be privately negotiated transactions.  In the case of warrants or equity securities, the Fund generally will realize the value of such securities only if the issuer is able to make an initial public offering of its shares, or enters into a business combination with another company which purchases the Fund's warrants or equity securities or exchanges them for publicly-traded securities of the acquirer.  The feasibility of such transactions depends upon the entity's financial results as well as general economic and equity market conditions.  Furthermore, even if the restricted warrants or equity securities owned become publicly-traded, the Fund's ability to sell such securities may be limited by the lack (or limited nature) of a trading market for such securities.  When restricted securities are sold to the public, the Fund, under certain circumstances, may be deemed an "underwriter" or a controlling person with respect thereto for the purposes of the 1933 Act, and be subject to liabilities as such under that Act.
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
CONFLICTS OF INTEREST
Transactions with Venture Lending & Leasing IV, Inc. (“Fund IV”).  The Manager also serves as investment manager for Fund IV.  The Fund's board of directors determined that so long as Fund IV has capital available to invest in loan transactions with final maturities earlier than December 31, 2012 (the date on which Fund IV was be dissolved), the Fund would invest in each portfolio company in which Fund IV invests (“Investments”).  The amount of each Investment was allocated 50% to the Fund and 50% to Fund IV so long as Fund IV has capital available to invest.  Since May  2008, Fund IV was no longer permitted to enter into new commitments to borrowers; however, Fund IV was permitted to fund existing commitments.  While investing the Fund's capital in the same companies in which Fund IV is also investing could provide the Fund with greater diversification and access to larger transactions, it could also result in a slower pace of investment than would be the case if the Fund were investing in companies by itself.

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
The number of holders of record of the Fund's Common Stock at March 15, 2013 was 1.
The Fund has a policy of distributing securities as acquired.  The Fund values these securities at fair value at the time of acquisition in accordance with the Fund's policy on valuation detailed in Note 2 to the financial statements.  In addition, some expenses of the Company may be paid by the Fund, and will be deemed as distributions to the Company.  The Fund has established a policy of declaring dividends on a quarterly basis to the extent that taxable income of the fund less applicable reserves exceeds warrant distributions and deemed distributions.  As of December 31, 2012, the Fund had distributed $208.4 million to date to its shareholders, of which $178.0 million was in cash.

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

	For the Year Ended	For the Year Ended	For the Year Ended	For the Year Ended	For the Period Ended
	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008
Statement of Operations Data:
Investment income:
Interest on loans	$11,934,017	$24,379,796	$23,418,920	$24,298,202	21,282,105
Other interest and other income	255,650	18,744	225,699	99,861	446,879
Total investment income	12,189,667	24,398,540	23,644,619	24,398,063	21,728,984
Expenses:
Management fees	1,762,508	3,582,723	4,227,766	4,798,290	6,750,000
Interest expense	—	40,745	267,804	237,677	1,714,343
Banking and professional fees	264,342	263,660	354,706	415,853	1,479,097
Other operating expenses	136,329	138,176	137,869	148,819	129,917
Total expenses	2,163,179	4,025,304	4,988,145	5,600,639	10,073,357
Net investment income	10,026,488	20,373,236	18,656,474	18,797,424	11,655,627

Net realized loss from investments	(4,188,925)	(3,726,282)	(2,935,277)	(4,122,957)	—
Net change in unrealized loss from investments	2,922,841	4,326,947	(3,680,278)	(4,803,944)	(1,755,000)
Net realized and unrealized loss from hedging activities		—	—	—	(488,337)
Net realized and unrealized gain (loss) from investment and hedging activities	(1,266,084)	600,665	(6,615,555)	(8,926,901)	(2,243,337)
Net increase in net assets resulting from operations	$8,760,404	$20,973,901	$12,040,919	$9,870,523	9,412,290

AMOUNTS PER COMMON SHARE:
Net increase in net assets resulting from operations	$87.60	$209.74	$120.41	$98.71	$94.12
Weighted Average Shares Outstanding	100,000	100,000	100,000	100,000	100,000

	As of	As of	As of	As of	As of
	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008
Balance Sheet Data:
Loans	$42,029,457	$105,250,110	$137,614,630	$141,980,642	$170,594,873
Net assets	$44,744,587	$113,519,812	$163,720,540	$175,761,560	$192,706,115

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
Results of Operations – For the years ended December 31, 2012, 2011, and 2010
Total investment income for the years ended December 31, 2012, 2011, and 2010 was $12.2 million, $24.4 million and $23.6 million, respectively, which primarily consisted of interest on venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash. The decline in investment income was due to the decrease in the average loans outstanding from $131.2 million for the year ended December 31, 2010 to $123.6 million for the year ended December 31, 2011, to $66.3 million for the year ended December 31, 2012. Additionally, the average interest rate increased from 17.86% for the year ended December 31, 2010, to 18.90% for the year ended December 31, 2011, and decreased to 17.36% for the year ended December 31, 2012. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants, and loans funded during the year.
Expenses for the years ended December 31, 2012, 2011, and 2010 were $2.2 million, $4.0 million, and $5.0 million, respectively. Management fees were calculated based on a percentage of Fund assets. Management fees for the Fund were $1.8 million, $3.6 million, and $4.2 million for the years ended December 31, 2012, 2011, and 2010, respectively. Management fees decreased in 2012, 2011 and 2010 due to the decrease in assets in 2012, 2011, and 2010.
Interest expense was $0.0 million, less than $0.1 million and $0.3 million for the years ended December 31, 2012, 2011, and 2010. Borrowings under the debt facility was $0 as of December 31, 2012, 2011, and 2010. The interest expense was comprised of fees on the unused portion of the debt facility and amortization of prepaid bank facility fee and legal fee pertaining to the debt facility. On February 20, 2009, the Fund entered into agreements with Union Bank, N.A. that established a secured revolving loan facility in an initial amount of up to $30,000,000. On June 11, 2009, the Fund borrowed $1.0 million under the new debt facility and on September 11, 2009, the Fund fully paid its borrowing under the debt facility. As of December 31, 2011, and 2012, the Fund had no debt.
Banking and professional fees were $0.3 million, $0.3 million, and $0.4 million for the years ended December 31, 2012, 2011, and 2010. The decrease in expense in 2011 was primarily due to the decrease in legal fees as a result of less commitments in the current year compared to those in the prior year. The fees remained relatively stable in 2012 compared to that in 2011.
Other operating expenses were $0.1 million, for each of the years ended December 31, 2012, 2011, and 2010. These expenses included director fees, custody fee, tax fees, and other expenses related to the operation of the Fund. Other operating expenses remained relatively stable for the years presented.
The net realized loss from investments was $4.2 million, $3.7 million and $2.9 million for the years ended December 31, 2012, 2011, and 2010 respectively. The realized losses consist of write offs, net of recoveries of previously written off uncollectible loans.
Net change in unrealized loss from investment activities was $2.9 million, $4.3 million, and $(3.7) million for the years ended December 31, 2012, 2011, and 2010, respectively. The unrealized loss consists of fair market value adjustments of loans.
Net increase in net assets resulting from operations for the years ended December 31, 2012, 2011, and 2010 was $8.8 million, $21.0 million, and $12.0 million. On a per share basis, for the years ended December 31, 2012, 2011, and 2010, there was a net increase in net assets resulting from operations of $87.60, $209.74, and $120.41, respectively.

Liquidity and Capital Resources -- December 31, 2012 and 2011
The Fund is owned entirely by the Company. The Company is expected, but not required, to make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances. As of December 31, 2012 and 2011 the Company had received subscriptions for capital in the amount of $270.0 million, of which $202.5 million had been called and received. As of December 31, 2012 and 2011, $67.5 million of capital remains uncalled. On December 9, 2011, the Fund's board resolved that no future capital calls would be made, thus the Fund no longer has access to additional capital from investors.

On February 20, 2009, the Fund entered into agreements with Union Bank, N.A. that established a secured revolving loan facility in an initial amount of up to $30,000,000. Borrowings by the Fund were collateralized by the personal property and other assets of the Fund. Loans under the facility were, at the option of the Fund, either Reference Rate loans or LIBOR loans. The Fund paid interest on its borrowings and also paid a fee on the unused portion of the facility. On September 11, 2009, the Fund fully paid its borrowing under the debt facility and the facility terminated on February 18, 2011. As of December 31, 2012 and 2011, 6% and 7%, respectively of the Fund’s assets consisted of cash and cash equivalents. The Fund invested its assets in venture loans during 2012 and 2011. Amounts disbursed under the Fund’s loan commitments was $0.5 million for the year ended December 31, 2012. Net loan amounts outstanding after amortization and valuation adjustments were approximately $42.0 million as of December 31, 2012. Unexpired unfunded commitments as of December 31, 2012 were approximately $0.

Year Ended	Cumulative Amount Disbursed	Principal Amortization and Fair Market Adjustment	Balance Outstanding– Fair Value	Unexpired Unfunded Commitments
December 31, 2012	$450.7 million	$408.7 million	$42.0 million	$—
December 31, 2011	$450.2 million	$344.9 million	$105.3 million	$4.5 million
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
The Fund's sensitivity to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net increase in net assets resulting from operations by less than 1% for the year ended December 31, 2012.
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
December 31, 2012 (Unaudited)

	Quarterly Information for the Three Months Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Investment Income:
Interest on loans	$3,834,836	$3,692,922	$2,733,057	$1,673,202
Other interest and other income	250,623	51	4,924	52
Total investment income	4,085,459	3,692,973	2,737,981	1,673,254
Expenses:
Management fees	628,761	490,758	361,461	281,528
Banking and professional fees	114,779	36,137	46,106	67,320
Other operating expenses	23,958	37,075	25,768	49,528
Total expenses	767,498	563,970	433,335	398,376
Net investment income	3,317,961	3,129,003	2,304,646	1,274,878
Net realized loss from investments	—	(476,958)	(412,631)	(3,299,336)
Net change in unrealized loss from investments	(583,360)	(477,575)	1,498,129	2,485,647
Net realized and unrealized gain (loss) from investment activities	(583,360)	(954,533)	1,085,498	(813,689)
Net increase in net assets resulting from operations	$2,734,601	$2,174,470	$3,390,144	$461,189
Amount per common share:
Net increase in net assets resulting from operations	$27.35	$21.74	$33.90	$4.61
Weighted average shares outstanding	100,000	100,000	100,000	100,000

December 31, 2011 (Unaudited)

	Quarterly Information for the Three Months Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Investment Income:
Interest on loans	$5,909,010	$7,685,472	$6,171,612	$4,613,702
Other interest and other income	18,482	7	2	253
Total investment income	5,927,492	7,685,479	6,171,614	4,613,955
Expenses:
Management fees	1,005,425	979,820	882,149	715,329
Interest expense	40,745	—	—	—
Banking and professional fees	75,274	27,650	88,872	71,864
Other operating expenses	28,520	21,818	41,470	46,368
Total expenses	1,149,964	1,029,288	1,012,491	833,561
Net investment income	4,777,528	6,656,191	5,159,123	3,780,394
Net realized (loss) from investments	(132,849)	(317,337)	(2,531,752)	(744,344)
Net change in unrealized gain (loss) from investments	1,386,488	314,345	2,062,643	563,471
Net realized and unrealized gain (loss) from investment activities	1,253,639	(2,992)	(469,109)	(180,873)
Net increase in net assets resulting from operations	$6,031,167	$6,653,199	$4,690,014	$3,599,521
Amount per common share:
Net increase in net assets resulting from operations	$60.31	$66.53	$46.90	$36.00
Weighted average shares outstanding	100,000	100,000	100,000	100,000

December 31, 2010 (Unaudited)

	Quarterly Information for the Three Months Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Investment Income:
Interest on loans	$5,828,891	$5,764,667	$5,962,125	$5,863,237
Other interest and other income	407	1,643	154,565	69,084
Total investment income	5,829,298	5,766,310	6,116,690	5,932,321
Expenses:
Management fees	1,084,113	1,065,803	1,041,814	1,036,036
Interest expense	66,618	66,950	67,285	66,951
Banking and professional fees	122,675	73,616	78,474	79,941
Other operating expenses	22,409	29,300	25,409	60,751
Total expenses	1,295,815	1,235,669	1,212,982	1,243,679
Net investment income	4,533,483	4,530,641	4,903,708	4,688,642
Net realized (loss) from investments	(13,734)	(259,575)	(2,026,096)	(635,872)
Net change in unrealized (loss) from investment activities	(1,531,632)	(828,543)	(794,766)	(525,337)
Net realized and unrealized (loss) from investment activities	(1,545,366)	(1,088,118)	(2,820,862)	(1,161,209)
Net increase in net assets resulting from operations	$2,988,117	$3,442,523	$2,082,846	$3,527,433
Amount per common share:
Net increase in net assets resulting from operations	$29.88	$34.43	$20.83	$35.27
Weighted average shares outstanding	100,000	100,000	100,000	100,000

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.
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
There have not been any changes in the Fund’s internal control over financial reporting identified in connection with Management’s Report that occurred during the Fund’s fiscal quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.
MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.
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
Changes in Internal Controls
There were no significant changes in the Fund's internal controls or in other factors that could significantly affect these controls during the fiscal year ended December 31, 2012.

ITEM 9.B.	OTHER INFORMATION
Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The following are the executive officers of the Fund.  All officers serve at the pleasure of the Fund's Board.

Name and Position With Fund	Age	Occupation During Past Five Years
Ronald W. Swenson, Chairman, and Director	68	Chairman, CEO, Director, and other positions for Westech Investment Advisors since 1994
Maurice C. Werdegar, President and Chief Executive Officer	48	COO, Director and other positions for Westech Investment Advisors since 2001
Jay L. Cohan, Vice President, Assistant Secretary	48	Vice President, Assistant Secretary and other positions for Westech Investment Advisors since 1999
Martin D. Eng, Vice President, CFO, Treasurer, and Secretary	61	Vice President, CFO, Treasurer and Secretary for Westech Investment Advisors since 2005.
David R. Wanek, Vice President	40	Vice President and other positions for Westech Investment Advisors since 2001
The information required by this item concerning the directors of the Fund and Section 16(a) compliance will be contained in the Fund's Proxy Statement filed in connection with the Annual Meeting of Shareholders to be held on May 8, 2013 (“Proxy Statement”) under the captions “Proposal 1 -- To Elect Five Directors of the Fund” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.
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

(a)	1. Index to Financial Statements and Financial Statement Schedules
Report of Independent Registered Public Accounting Firm

Statements of Assets and Liabilities as of December 31, 2012 and 2011
Statements of Operations for the years ended December 31, 2012, 2011 and 2010
Statements of Changes in Net Assets for the years ended December 31, 2012, 2011 and 2010
Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010
Notes to Financial Statements for the years ended December 31, 2012 and 2011
No schedules are required because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the required information is included in the financial statements and the notes thereto.

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

10.4	First Amendment to Management Agreement between the Fund and the Manager, incorporated by reference to the Fund's Form 10-K filed with the Securities and Exchange Commision on March 15, 2012

31.1 - 32.2	Certifications pursuant to The Sarbanes-Oxley Act of 2002

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
VENTURE LENDING & LEASING V, INC.
(Registrant)

By:	/S/Maurice C. Werdegar		By:	/S/Martin D. Eng
	Maurice C. Werdegar			Martin D. Eng
	President and Chief Executive Officer			Chief Financial Officer
	Date:	March 15, 2013		Date:	March 15, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	NAME	TITLE	DATE

By:	/S/ Scott Taylor	Director	March 15, 2013
Scott Taylor

By:	/S/ Arthur C. Spinner	Director	March 15, 2013
Arthur C. Spinner

By:	/S/ Ronald W. Swenson	Chairman	March 15, 2013
Ronald W. Swenson

By:	/S/ George Von Gehr	Director	March 15, 2013
George Von Gehr

By:	/S/ Maurice C. Werdegar	President, CEO & Director	March 15, 2013
Maurice C. Werdegar

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholder of
Venture Lending & Leasing V, Inc.:

We have audited the accompanying statements of assets and liabilities of Venture Lending & Leasing V, Inc. (the "Fund"), as of December 31, 2012 and 2011, and the related statements of operations, cash flows, and changes in net assets for each of the three years in the period ended December 31, 2012.  These financial statements are the responsibility of the Fund's management.  Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  Our procedures included confirmation of loans owned as of December 31, 2012, by correspondence with the borrowers; where replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Venture Lending & Leasing V, Inc. as of December 31, 2012 and 2011, and the results of its operations, its cash flows, and changes in its net assets for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 2, the financial statements include investments valued at $42.0 million (93% of total assets) and $105.3 million (92% of total assets) as of December 31, 2012 and 2011, respectively, whose fair values have been estimated by management in the absence of readily determinable fair values.  Also discussed in Note 2 is the information used by management in making these estimates.

/s/ Deloitte & Touche LLP
March 15, 2013
San Francisco, California

VENTURE LENDING & LEASING V, INC.
Statements of Assets and Liabilities
As of December 31, 2012 and 2011

	December 31, 2012	December 31, 2011
ASSETS
Loans, at estimated fair value
(Cost of $45,018,891 and $110,427,384)	$42,029,457	$105,250,110
Cash and cash equivalents	2,490,774	7,657,584
Other investments (Cost of $0 and $764,513)	—	29,513
Other assets	524,169	1,515,313

Total assets	45,044,400	114,452,520

LIABILITIES
Accrued management fees	281,528	715,328
Accounts payable and other accrued liabilities	18,285	217,380

Total liabilities	299,813	932,708

NET ASSETS	$44,744,587	$113,519,812

Analysis of Net Assets:

Capital paid in on shares of capital stock	$193,525,000	$193,525,000
Return of capital distributions	(144,893,971)	(73,195,905)
Distributable income (accumulated deficit)	(3,886,442)	(6,809,283)
Net assets (equivalent to $447.45 and $1,135.20 per share based on 100,000 shares of capital stock outstanding - See Note 6)	$44,744,587	$113,519,812

See notes to financial statements.

VENTURE LENDING & LEASING V, INC.
Statements of Operations
For the Years Ended December 31, 2012, 2011 and 2010

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010
INVESTMENT INCOME:
Interest on loans	$11,934,017	$24,379,796	$23,418,920
Other interest and other income	255,650	18,744	225,699
Total investment income	12,189,667	24,398,540	23,644,619

EXPENSES:
Management fees	1,762,508	3,582,723	4,227,766
Interest expense	—	40,745	267,804
Banking and professional fees	264,342	263,660	354,706
Other operating expenses	136,329	138,176	137,869
Total expenses	2,163,179	4,025,304	4,988,145
Net investment income	10,026,488	20,373,236	18,656,474

Net realized loss from investments	(4,188,925)	(3,726,282)	(2,935,277)
Net change in unrealized loss from investments	2,922,841	4,326,947	(3,680,278)
Net realized and unrealized gain (loss) from investment activities	(1,266,084)	600,665	(6,615,555)

Net increase in net assets resulting from operations	$8,760,404	$20,973,901	$12,040,919
Net increase in net assets resulting from operations per share	$87.60	$209.74	$120.41
Weighted average shares outstanding	100,000	100,000	100,000

See notes to financial statements.

VENTURE LENDING & LEASING V, INC.
Statements of Changes in Net Assets
For the Years Ended December 31, 2012, 2011 and 2010

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010
Net increase in net assets resulting from operations:
Net investment income	$10,026,488	$20,373,236	$18,656,474
Net realized loss from investments	(4,188,925)	(3,726,282)	(2,935,277)
Net change in unrealized loss from investments	2,922,841	4,326,947	(3,680,278)
Net increase in net assets resulting from operations	8,760,404	20,973,901	12,040,919
Distributions of income to shareholder	(5,837,563)	(16,646,954)	(15,721,197)
Return of capital to shareholder	(71,698,066)	(54,527,675)	(8,360,742)
Total decrease	(68,775,225)	(50,200,728)	(12,041,020)

Net assets
Beginning of year	113,519,812	163,720,540	175,761,560

End of year	$44,744,587	$113,519,812	$163,720,540

See notes to financial statements.

VENTURE LENDING & LEASING V, INC.
Statements of Cash Flows
For the Years Ended December 31, 2012, 2011 and 2010

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$8,760,404	$20,973,901	$12,040,919
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net realized loss from investments	4,188,925	3,726,282	2,935,277
Net change in unrealized loss from investments	(2,922,841)	(4,326,947)	3,680,278
Receipt of equity securities as payment for waiver	(183,758)	—	—
Amortization of deferred costs related to borrowing facility	—	24,412	146,470
Net decrease (increase) in other assets	991,144	555,177	(41,916)
Payment for other investments	(6,542)	—	—
Proceeds from other investments	381,999	—	—
Net increase (decrease) in accounts payable, other accrued
liabilities, and accrued management fees	(632,895)	(1,112,560)	527,042
Origination of loans	(531,197)	(46,799,679)	(92,381,843)
Principal payments on loans	61,805,660	78,200,475	89,488,228
Acquisition of equity securities	(17,709)	(2,558,645)	(6,637,867)
Net decrease (increase) in other investment	—	3,689	(249,955)
Net cash provided by operating activities	71,833,190	48,686,105	9,506,633
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distribution to shareholder	(77,000,000)	(66,800,000)	(16,800,000)
Net cash used in financing activities	(77,000,000)	(66,800,000)	(16,800,000)
Net decrease in cash and cash equivalents	(5,166,810)	(18,113,895)	(7,293,367)
CASH AND CASH EQUIVALENTS:
Beginning of year	7,657,584	25,771,479	33,064,846
End of year	$2,490,774	$7,657,584	$25,771,479
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE YEAR FOR:
Interest	$—	$46,667	$121,667
NON-CASH ACTIVITIES:
Receipt of equity securities as repayment of loan	$334,162	$962,229	$644,072
Distributions of equity securities to shareholder	$535,629	$4,374,629	$7,281,939
Conversion of receivable to stock	$—	$1,595	$—
Conversion of note to stock	$—	$250,000	$—

See notes to financial statements.

VENTURE LENDING & LEASING V, INC.
Notes to Financial Statements for the Years Ended December 31, 2012 and 2011
1. ORGANIZATION AND OPERATIONS OF THE FUND
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
Until February 21, 2011, the Fund made loan commitments, reinvesting the proceeds of matured, repaid or resold investments, net of required distributions to shareholders, principal payments on borrowings and expenses or other obligations of the Fund, in new loans. Following that date, the Fund distributes to investors all proceeds received from principal payments and sales of investments, net of reserves and expenses, principal repayments on the Fund's borrowings, amounts required to fund financing commitments entered into before such date, and any amounts paid on exercise of warrants.  Distributions of such amounts are likely to cause annual distributions to exceed the earnings and profits of the Fund available for distribution, in which case such excess will be considered a tax free return of capital to a shareholder to the extent of the shareholder's adjusted basis in its shares and then as capital gain.  The Fund may borrow money to fund shareholder distributions, to the extent consistent with the 1940 Act and a prudent capital structure.
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
At December 31, 2012 and 2011, the financial statements include nonmarketable investments of $42.0 million and $105.3 million (or approximately 93% and 92% of the total assets) with fair values determined by the Manager in the absence of readily determinable market values.  Because of the illiquidity of the Fund's investments, a substantial portion of its assets are carried at fair value as determined by the

Manager in accordance with the Fund's policy as approved by the Board of Directors. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.
Loans

Fair value is the price that would be received to sell an asset or paid to lower a liability in an orderly transaction between market participants. There is no secondary market for the loans, hence Management determines fair value based on hypothetical markets. Venture loans are generally held to maturity and are recorded at estimated fair value. The determination of fair value is based on a number of factors including the amount for which an investment could be exchanged in a current sale, which assumes an orderly disposition over a reasonable period other than in a forced sale. Management considers the fact that no ready market exists for substantially all of the investments held by the Fund. Management determines whether to adjust the estimated fair value of a loan based on a number of factors including but not limited to the borrower's payment history, available cash and “burn rate,” revenues, net income or loss, the likelihood that the borrower will be able to secure additional financing in the future, as well as an evaluation of the general interest rate environment. The amount of any valuation adjustment considers liquidation analysis and is determined based upon a credit analysis of the borrower and an analysis of the expected recovery from the borrower, including consideration of factors such as the nature and quality of the Fund's security interests in collateral, the estimated value of the Fund's collateral, the size of the loan, and the estimated time that will elapse before the Fund achieves a recovery. We have evaluated these factors and have concluded that the effect of deterioration in the quality of the underlying collateral, increase in the size of the loan and increase in the estimated time to recovery would have the effect of lowering the value of the current portfolio of loans.

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

As of December 31, 2012 and 2011, loans with a cost basis of $9.4 million and $10.4 million and a fair value of $6.4 million and $5.3 million, respectively, have been classified as nonaccrual.

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

Volatility, or the amount of uncertainty or risk about the size of the changes in the warrant price, is based on an index of publicly traded companies grouped by industry and which are similar in nature to the underlying client companies issuing the warrant (“Industry Index”). The volatility assumption for each Industry Index is based on the average volatility for individual public companies within the client company's industry for a period of time approximating the expected life of the warrants. For the year ended December 31, 2012, the Fund is using the volatility rates ranging from 37% to 69%. A hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.

The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings, and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. The remaining expected lives of warrants may be adjusted from time to time to reflect new facts and circumstances. For the year ended December 31, 2012, the Fund is assuming the average duration of a warrant is 3 years. The effect of a hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.

The risk-free interest rate is derived from the constant maturity tables issued by the U.S. Treasury Department. For the year ended December 31, 2012, the Fund is using monthly risk free rate of 0.31% to 0.51%. The effect of a hypothetical increase in the estimated risk free rate used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.

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

Other Assets and Liabilities

As of December 31, 2012 and 2011, the fair values of Other Assets and Liabilities are estimated at their carrying values because of the short-term nature of these assets or liabilities.

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
Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which amends existing guidance to provide common fair value measurements and related disclosure requirements between U. S. GAAP and IFRS. The guidance requires enhanced disclosures about fair value measurements, including, among other things, (a) for fair value measurements categorized within Level III of the fair value hierarchy, (1) quantitative information about the significant unobservable inputs used in the measurement, and (2) a description of the valuation processes used by the reporting entity, and (3) a narrative description of the sensitivity of the fair value to changes in unobservable inputs and interrelationships between those inputs if a change in those inputs would result in a significantly different fair value measurements and (b) the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of assets and liabilities but for which the fair value is required to be disclosed.
The amended guidance is to be applied prospectively and is effective for public entities (like the Fund) for interim and annual periods beginning after December 15, 2011, with early application permitted (but not earlier than interim periods beginning after December 15, 2011). The adoption had a material impact on the Fund's disclosures within the financial statements.

Tax Status

                The Fund has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs.

                In order to qualify for favorable tax treatment as a RIC, the Fund is required to distribute annually to its shareholder at least 90% of its investment company taxable income, as defined by the Code. To avoid federal excise taxes, we must distribute annually at least 98% of our ordinary income and 98.2% of net capital gains from the current year and any undistributed ordinary income and net capital gains from the preceding years. The Fund, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. If the Fund chooses to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to shareholder. The Fund will accrue excise tax on estimated undistributed taxable income as required.

                Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with GAAP. These book/tax differences are either temporary or permanent in nature. To the extent these differences are permanent, they are charged or credited to paid-in-capital or accumulated net realized gain (loss), as appropriate, in the period that the differences arise. Temporary and permanent differences are primarily attributable to differences in the tax treatment of certain loans and the tax characterization of income and non-deductible expenses. These differences are generally determined in conjunction with the preparation of the Fund's annual RIC tax return.

                Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified among the Fund's capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP.

                The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder's tax basis in its shares. The cumulative amount is disclosed on the Statements of Assets and Liabilities as return of capital distributions. Cumulative return of capital distributions are $144,893,971 and $73,195,905 as of December 31, 2012 and 2011, respectively.  As of December 31, 2012, the Fund had no uncertain tax positions.

The Fund's tax years open to examination by major jurisdictions are 2009 and forward.
3. SUMMARY OF INVESTMENTS
Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working capital up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment.  As of December 31, 2012, the Fund's investments in loans are primarily to companies based within the United States and are diversified among borrowers in the industries shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below. (The sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).

The Fund defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale.
Loan balances are summarized by borrower.  Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded.  Each loan drawn under a commitment has a different maturity date and amount.  For the years ended December 31, 2012 and 2011 the weighted average interest rate on gross performing loans was 17.36% and 18.90%, respectively.  These rates were inclusive of both cash and non-cash interest income. For the year ended December 31, 2012, the weighted-average interest rate on the cash portion of the interest income was 13.65%. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants, and new loans funded during the year.
Loans as of December 31, 2012 are to non-affiliates and consist of the following:

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 12/31/12	12/31/2012	Maturity Date
Biotechnology
Stem CentRx, Inc.		$396,153	$396,153	1/1/2014
Subtotal:	0.9%	$396,153	$396,153

Computers & Storage
D-Wave Systems, Inc.		$395,930	$395,930	1/1/2014
Subtotal:	0.9%	$395,930	$395,930

Internet
Akademos, Inc.		$311,300	$311,300	12/1/2013
Blekko, Inc.		227,869	227,869	2/1/2013
CloudTalk, Inc.		4,882	128,753	*
Genius.com, Inc.		77,586	77,586	8/1/2013
Insider Guides, Inc.		1,426,487	1,426,487	9/1/2014
LOLapps, Inc.		423,796	423,796	1/1/2014
Mojo Motors, Inc.		171,364	171,364	6/1/2014
Philotic, Inc.		44,453	44,453	8/1/2013
Quantcast Corp.		1,546,171	1,546,171	4/1/2014
Queryable Corp.		190,707	190,707	4/1/2014
Radius Intelligence, Inc.		14,062	14,062	3/1/2014
Rivet Games, Inc.		398,500	998,500	*
Rocket Fuel, Inc.		112,839	112,839	3/1/2013
Sittercity, Inc.		1,062,435	1,062,435	2/1/2014
Topsy Labs, Inc.		1,169,135	1,169,135	5/1/2015
WeddingWire, Inc.		404,507	404,507	2/1/2014
Worktopia, Inc.		10,000	15,000	*
Youku.com, Inc.		596,782	596,782	7/1/2013
Subtotal:	18.3%	$8,192,875	$8,921,746

Medical Devices
ConforMIS, Inc.		$2,964,771	$2,964,771	5/1/2014
CyberHeart, Inc.		282,114	562,114	*
iBalance Medical, Inc.		94,417	94,417	*
Oculus Innovative Sciences, Inc.		962,931	962,931	11/1/2013
Spinal Kinetics, Inc.		453,933	453,933	10/1/2013
Suneva Medical, Inc.		399,202	399,202	6/1/2013
Xlumena, Inc.		596,038	596,038	5/1/2014
Subtotal:	12.9%	$5,753,406	$6,033,406

Other Healthcare
Pathway Genomics Corp.		$104,860	$104,860	7/1/2013
Subtotal:	0.2%	$104,860	$104,860

Other Technology
Ampulse Corp.		$239,362	$979,362	*
Daylight Solutions, Inc.		146,894	146,894	8/1/2013
EcoSMART Technologies, Inc.		864,821	864,821	10/1/2013
Lehigh Technologies, Inc.		2,204,908	2,204,908	2/1/2015
PlantSense, Inc.		94,534	183,044	*
Solaria Corp.		2,141,003	2,141,003	9/1/2014
Svaya Nanotechnologies, Inc.		176,376	176,376	6/1/2014
The Climate Corp.		792,165	792,165	4/1/2013
ZeaChem, Inc.		1,273,088	1,273,088	7/1/2013
Subtotal:	17.7%	$7,933,151	$8,761,661

Security
TrustedID, Inc.		$221,937	$233,937	*
Subtotal:	0.5%	$221,937	$233,937

Software
AcousticEye, Ltd.		$608,301	$608,301	9/1/2015
Athena Design Systems, Inc.		16,400	16,400	*
ClearPath, Inc.		789,980	789,980	11/1/2014
Corduro, Inc.		168,707	258,707	*
D Software, Inc.		12,387	12,387	1/1/2013
Future Point Systems, Inc.		98,948	98,948	*
gloStream, Inc.		1,239,502	1,239,502	4/1/2015
Image Vision Labs, Inc.		212,671	212,671	6/1/2014
Intalio, Inc.		705,242	705,242	6/1/2015
Kareo, Inc.		169,775	169,775	2/1/2014
KIT Digital, Inc.		1,701,982	1,891,982	*
Lending Stream, Ltd.		6,476,266	6,476,266	12/1/2014
Palantir Technologies, Inc.		889,686	889,686	6/1/2013
SoundHound, Inc.		356,955	356,955	9/1/2013
Validare, Inc.		—	92,053	*
Verix, Inc.		828,028	1,108,028	*
XOS Technologies, Inc.		1,531,914	1,531,914	10/1/2014
Subtotal:	35.3%	$15,806,744	$16,458,797

Technology Services
DigitalPath, Inc.		$625,926	$625,926	10/1/2014
Subtotal:	1.4%	$625,926	$625,926

Wireless
GPShopper, LLC		$118,402	$118,402	2/1/2014
July Systems, Inc.		210,553	210,553	9/1/2013
Nextivity, Inc.		1,708,472	1,898,472	*
Silent Communication, Ltd.		258,522	523,522	*
Venturi Wireless, Inc.		302,526	335,526	*
Subtotal:	5.8%	$2,598,475	$3,086,475

Total (Cost of $45,018,891):	93.9%	$42,029,457	$45,018,891

*As of December 31, 2012, loans with a cost basis of $9.4 million and fair value of $6.4 million have been classified as nonaccrual.  These loans have been accelerated from an original maturity and are due in their entirety.  During the period for which these loans have been on nonaccrual status, no interest income has been recognized.

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
The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies.  These loans are generally secured by assets of the borrowers.  As a result, the Fund is subject to general credit risk associated with such companies.  At December 31, 2012 and 2011, the Fund had unexpired unfunded commitments to borrowers of $0 and $4.5 million, respectively.
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
Transfer of investments between levels of the fair value hierarchy are recorded on the actual date of the event or change in circumstances that caused the transfer. There were no transfers in and out of Level 1, 2, and 3 during the year ended December 31, 2012.
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
In accordance with ASU 2011-04, the following table provides quantitative information about our Level 3 fair value measurements of our investments as of December 31, 2012. In addition to the techniques and inputs noted in the table below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements.

Investment Type - Level 3	Fair Value at	Valuation Techniques/		Weighted Average/
Debt Investments	December 31, 2012	Methodologies	Unobservable Input	Range
Internet	$8,192,875	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%
		Liquidation	Investment Collateral	$4,882 - $398,500

Medical Devices	$5,753,406	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	18%
		Liquidation	Investment Collateral	$94,417 - $282,114

Other Technology	$7,933,151	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	17%
		Liquidation	Investment Collateral	$94,534 - $239,362

Software	$15,806,744	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%
		Liquidation	Investment Collateral	$0 - $1,701,982

Wireless	$2,598,475	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	18%
		Liquidation	Investment Collateral	$258,522 - $1,708,472

Other*	$1,744,806	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	17%
		Liquidation	Investment Collateral	$0 - $221,937
	$42,029,457

* Includes debt investments in Biotechnology, Computers & Storage, Other Healthcare, Security and Technology Services.

The following table presents the balances of assets measured at fair value on a recurring basis:

As of December 31, 2012	Level 1	Level 3	Total
ASSETS:
Loans to borrowers*	$—	$42,029,457	$42,029,457
Cash equivalents	2,490,774	—	2,490,774
Total assets	$2,490,774	$42,029,457	$44,520,231

As of December 31, 2011	Level 1	Level 3	Total
ASSETS:
Loans to borrowers*	$—	$105,250,110	$105,250,110
Other investment	—	29,513	29,513
Cash equivalents	7,657,584	—	7,657,584
Total assets	$7,657,584	$105,279,623	$112,937,207
*For a detailed listing of borrowers comprising this amount please refer to Note 3, Summary of Investments

The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Year Ended
	December 31, 2012
	Loans to borrowers	Other investments	Warrants	Stocks	Convertible Notes
Beginning balance	$105,250,110	$29,513	$—	$—	$—
Acquisitions and originations	531,197	—	535,629	—	—
Additional investments	—	6,542	—	—	—
Principal reductions	(62,139,822)	(381,999)	—	—	—
Distribution to shareholder	—	—	(535,629)	—	—
Net change in unrealized loss from investments	2,187,841	735,000	—	—	—
Net realized loss from investments	(3,799,869)	(389,056)	—		—
Ending balance	$42,029,457	$—	$—	$—	$—

	For the Year Ended
	December 31, 2011
	Loans to borrowers	Other investments	Warrants	Stocks	Convertible Notes
Beginning balance	$137,614,630	$283,202	$—	$—	$—
Acquisitions and originations	46,799,679	—	3,059,647	363,345	97,882
Additional investments	—	4,722	—	—	—
Principal reductions	(79,162,704)	(8,411)	—	—	—
Distribution to shareholder	—	—	(3,059,647)	(1,217,100)	(97,882)
Conversion of note to stock	—	(250,000)	—	250,000	—
Conversion of receivable to stock	—	—	—	1,595	—
Net change in unrealized loss from investments	4,326,947	—	—	—	—
Net realized loss from investments	(4,328,442)	—	—	602,160	—
Ending balance	$105,250,110	$29,513	$—	$—	$—

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
6. CAPITAL STOCK
As of December 31, 2012 and December 31, 2011, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company is $270.0 million.  Total contributed capital to the Company through December 31, 2012 and December 31, 2011 was $202.5 million, respectively, of which $193.5 million was contributed to the Fund.
For the years ended December 31, 2012, 2011 and 2010, distributions of $77.5 million, $71.2 million, and $24.1 million, respectively were made to the Fund's shareholder, and were comprised of the following:

	2012	2011	2010
Cash distributions	$77,000,000	$66,800,000	$16,800,000
Distributions of equity securities	535,629	4,374,629	7,281,939

Total distributions to shareholder	$77,535,629	$71,174,629	$24,081,939

At December 31, 2012, 2011 and 2010, distributable earnings include unrealized depreciation on loans of $(2,989,434), $(5,177,275), and $(9,504,222), respectively.
7. MANAGEMENT AND RELATED PARTIES
Management
As compensation for its services to the Fund, the Manager receives a management fee (“Management Fee”) computed and paid at the end of each quarter at an annual rate of 2.5 percent of the Company's committed equity capital (regardless of when or if the capital is called) as of the last day of each fiscal quarter in a two-year period commencing with the first capital closing, which took place on February 21, 2007.  Following this two-year period, Management Fees are calculated and paid at the end of each quarter at an annual rate equal to 2.5% of the total value of the assets of the Fund (including amounts derived from borrowed funds), as of the last day of each such fiscal quarter.  Management fees of $1.8 million, $3.6 million and $4.2 million were recognized as expenses for the years ended December 31, 2012, 2011 and 2010, respectively.

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
Transactions with Venture Lending & Leasing IV, Inc (“ Fund IV”)
The Manager also serves as investment manager for Fund IV.  The Fund's Board of Directors determined that so long as Fund IV has capital available to invest in loan transactions with final maturities earlier than December 31, 2012 (the date on which Fund IV was dissolved), the Fund will invest in each portfolio company in which Fund IV invests (“Investments”).  The amount of each Investment was allocated 50% to the Fund and 50% to Fund IV so long as Fund IV has capital available to invest.  Since May 2008, Fund IV was no longer permitted to enter into new commitments to borrowers; however, Fund IV was permitted to fund existing commitments.  While investing the Fund's capital in the same companies in which Fund IV is also investing could provide the Fund with greater diversification and access to larger transactions, it could also result in a slower pace of investment than would be the case if the Fund were investing in companies by itself.
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
8. OTHER INVESTMENTS
Other Investments represent an interest in Sensors Licensing, LLC ("SL LLC"). As of December 31, 2012, the Fund no longer holds this investment.

In 2009, the Fund repossessed the collateral from a borrower who was having financial difficulties. The repossessed assets were immediately contributed to SL LLC, a newly formed LLC in conjunction with a licensing agreement between SL LLC and an unaffiliated third party. The Fund and Fund IV each had a 50% ownership interest in SL LLC.

In August 2012, SL LLC sold the remaining assets for $378,347 and distributed the final sale proceeds to the Fund. Subsequently, the Fund has written off the remaining loan balance and reversed the $735,000 fair market value reduction previously taken.
9. FINANCIAL HIGHLIGHTS
Accounting principles generally accepted in the United States of America require disclosure of financial highlights of the Fund for the periods presented, the years ended December 31, 2012, 2011, and 2010.  The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period.  The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund.  This required methodology differs from an internal rate of return.  The Fund did not commence operations until February 21, 2007.

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
The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010

Total return	11.90%	15.05%	7.31%

Per share amounts:
Net asset value, beginning of year	$1,135.20	$1,637.21	$1,757.62
Net investment income	100.26	203.73	186.56
Net change in unrealized and realized gain (loss) from investments	(12.66)	6.01	(66.15)
Net increase in net assets from operations	87.60	209.74	120.41
Distributions of income to shareholder	(58.37)	(166.47)	(157.21)
Return of capital to shareholder	(716.98)	(545.28)	(83.61)

Net asset value, end of year	$447.45	$1,135.20	$1,637.21

Net assets, end of year	$44,744,587	$113,519,812	$163,720,540

Ratios to average net assets:

Expenses	2.82%	2.75%	2.95%
Net investment income (loss)	13.09%	13.91%	11.03%
10. SUBSEQUENT EVENTS
Subsequent events have been reviewed through March 15, 2013. No additional disclosure is required.