Form 10-Q
period 2013-03-31
Venture Lending & Leasing V, Inc.
filed 2013-05-10
CIK 1376067

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [x]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 10, 2013
Common Stock, $.001 par value	100,000

VENTURE LENDING & LEASING V, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited) As of March 31, 2013 and December 31, 2012

Condensed Statements of Operations (Unaudited) For the three months ended March 31, 2013 and 2012

Condensed Statements of Changes in Net Assets (Unaudited) For the three months ended March 31, 2013 and 2012

Condensed Statements of Cash Flows (Unaudited) For the three months ended March 31, 2013 and 2012

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

SIGNATURES

VENTURE LENDING & LEASING V, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF MARCH 31, 2013 AND DECEMBER 31, 2012

	March 31, 2013	December 31, 2012
ASSETS
Loans, at estimated fair value (Cost of $35,638,218 and $45,018,891)	$32,176,848	$42,029,457
Cash and cash equivalents	1,165,527	2,490,774
Other assets	773,176	524,169

Total assets	34,115,551	45,044,400

LIABILITIES
Accrued management fees	213,222	281,528
Accounts payable and other accrued liabilities	34,271	18,285

Total liabilities	247,493	299,813

NET ASSETS	$33,868,058	$44,744,587

Analysis of Net Assets:

Capital paid in on shares of capital stock	$193,525,000	$193,525,000
Return of capital distributions	(155,298,563)	(144,893,971)
Accumulated deficit	(4,358,379)	(3,886,442)
Net assets (equivalent to $338.68 and $447.45 per share based on 100,000 shares of capital stock outstanding - see Note 5)	$33,868,058	$44,744,587

See notes to condensed financial statements

VENTURE LENDING & LEASING V, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

	For the Three Months Ended	For the Three Months Ended
	March 31, 2013	March 31, 2012

INVESTMENT INCOME:
Interest on loans	$1,372,534	$3,834,836
Other interest and other income	74	250,623
Total investment income	1,372,608	4,085,459

EXPENSES:
Management fees	213,222	628,761
Banking and professional fees	62,034	114,779
Other operating expenses	19,184	23,958
Total expenses	294,440	767,498
Net investment income	1,078,168	3,317,961

Net realized loss from investments	(176,379)	—
Net change in unrealized loss from investments	(471,937)	(583,360)
Net realized and unrealized loss from investment activities	(648,316)	(583,360)

Net increase in net assets resulting from operations	$429,852	$2,734,601

Net increase in net assets resulting from operations per share	$4.30	$27.35
Weighted average shares outstanding	100,000	100,000

See notes to condensed financial statements

VENTURE LENDING & LEASING V, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

	For the Three Months Ended	For the Three Months Ended
	March 31, 2013	March 31, 2012
Net increase in net assets resulting from operations:
Net investment income	$1,078,168	$3,317,961
Net realized loss from investments	(176,379)	—
Net change in unrealized loss from investments	(471,937)	(583,360)

Net increase in net assets resulting from operations	429,852	2,734,601

Distributions of income to shareholder	(901,788)	(3,317,961)
Return of capital to shareholder	(10,404,593)	(13,060,015)
Decrease in capital transactions	(11,306,381)	(16,377,976)
Total decrease	(10,876,529)	(13,643,375)

Net assets
Beginning of period	44,744,587	113,519,812

End of period	$33,868,058	$99,876,437

See notes to condensed financial statements

VENTURE LENDING & LEASING V, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

	For the Three Months Ended	For the Three Months Ended
	March 31, 2013	March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$429,852	$2,734,601
Adjustments to reconcile net increase in net assets
resulting from operations to net cash provided by
operating activities:
Net realized loss from investments	176,379	—
Net change in unrealized loss from investments	471,937	583,360
Net decrease (increase) in other assets	(249,007)	261,741
Net decrease in accounts payable, other accrued liabilities, and accrued management fees	(52,320)	(207,331)
Origination of loans	—	(409,602)
Principal payments on loans	9,022,772	14,343,351
Acquisition of equity securities	(124,860)	(15,889)
Net cash provided by operating activities	9,674,753	17,290,231
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distribution to shareholder	(11,000,000)	(16,000,000)
Net cash used in financing activities	(11,000,000)	(16,000,000)
Net increase (decrease) in cash and cash equivalents	(1,325,247)	1,290,231
CASH AND CASH EQUIVALENTS:
Beginning of period	2,490,774	7,657,584
End of period	$1,165,527	$8,947,815
SUPPLEMENTAL DISCLOSURES:
NON-CASH ACTIVITIES:
Receipt of equity securities as repayment of loan	$181,521	$178,329
Receipt of equity securities as payment for waiver	$—	$183,758
Distributions of equity securities to shareholder	$306,381	$377,976

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
In the Manager's opinion, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading.  The interim results for the three months ended March 31, 2013 are not necessarily indicative of what the results would be for a full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Fund's Annual Report on Form 10-K for the year ended December 31, 2012.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and money market mutual funds with maturities of 90 days or less. Money market mutual funds held as cash equivalents are valued at their most recently traded net asset value.

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

As of March 31, 2013 and December 31, 2012, the financial statements include nonmarketable investments of $32.2 million and $42.0 million (or approximately 94% and 93% of total assets, respectively) with fair values determined by the Manager in the absence of readily determinable market values.  Because of the illiquidity of the Fund's investments, a substantial portion of its assets are carried at fair value as determined by the Manager in accordance with the Fund's policy as approved by the Board of Directors. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

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

As of March 31, 2013 and December 31, 2012, loans with a cost basis of $8.0 million and $9.4 million and a fair value of $4.6 million and $6.4 million, respectively, have been classified as non-accrual.

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
Volatility, or the amount of uncertainty or risk about the size of the changes in the warrant price, is based on an index of publicly traded companies grouped by industry and which are similar in nature to the underlying portfolio companies issuing the warrant (“Industry Index”). The volatility assumption for each Industry Index is based on the average volatility for individual public companies within the portfolio company's industry for a period of time approximating the expected life of the warrants. For the three months ended March 31, 2013, the Fund is using volatility rates ranging from 37% to 66%. A hypothetical increase in the volatility calculated from the indexes used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings, and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. The remaining expected lives of warrants may be adjusted from time to time to reflect new facts and circumstances. For the three months ended March 31, 2013, the Fund is assuming the average duration of a warrant is 3 years. A hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
The risk-free interest rate is derived from the constant maturity tables issued by the U.S. Treasury Department. For the three months ended March 31, 2013, the Fund is using monthly risk free rates ranging from 0.31% to 0.36%. The effect of a hypothetical increase in the estimated risk free rate used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
On an annual basis, the Fund engages an independent valuation company to provide valuation assistance. This company evaluates the Fund's valuation methodology and assumptions for reasonableness from the perspective of a market participant. The independent third party also calculates several of the inputs used such as volatility and risk free rate. Upon the receipt of such data, a sample test is performed to ensure the accuracy of the third party calculations and that the source of data is reliable and consistent with the way in which the calculations were made in prior periods. Such inputs are entered into the database with a second review to ensure the accuracy of the input information. All calculations of warrant values are performed by one employee and reviewed by a second party. The inputs of the modified Black-Scholes option pricing model are reevaluated every quarter.

Other Assets and Liabilities

As of March 31, 2013 and December 31, 2012, the fair values of Other Assets and Liabilities are estimated at their carrying values because of the short-term nature of these assets or liabilities.

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

Tax Status

The Fund has elected to be treated as a Regulated Investment Company ("RIC") under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs.

In order to qualify for favorable tax treatment as a RIC, the Fund is required to distribute annually to its shareholder at least 90% of its investment company taxable income, as defined by the Code. To avoid federal excise taxes, the Fund must distribute annually at least 98% of its ordinary income and 98.2% of net capital gains from the current year and any undistributed ordinary income and net capital gains from the preceding years. The Fund, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. If the Fund chooses to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to shareholder. The Fund will accrue excise tax on estimated undistributed taxable income as required.

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These book/tax differences are either temporary or permanent in nature. To the extent these differences are permanent, they are charged or credited to paid-in-capital or accumulated net realized gain (loss), as appropriate, in the period that the differences arise. Temporary and permanent differences are primarily attributable to differences in the tax treatment of certain loans and the tax characterization of income and non-deductible expenses. These differences are generally determined in conjunction with the preparation of the Fund's annual RIC tax return.

Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified among the Fund's capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP.
The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder's tax basis in its shares. The cumulative amount is disclosed on the Statements of Assets and Liabilities as return of capital distributions. Cumulative return of capital distributions are $155.3 million and $86.3 million as of March 31, 2013 and March 31, 2012. As of March 31, 2013 the Fund had no uncertain tax positions.

The Fund's tax years open to examination by major jurisdictions are 2010 and forward.

3. SUMMARY OF INVESTMENTS

Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and/or provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. As of March 31, 2013, the Fund's investments in loans are primarily to companies based within the United States and are diversified among borrowers in the industry segments shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below  (the sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans). All loans are senior to unsecured creditors except where indicated.

The Fund defines fair value as the price that would be received to sell an asset or paid to settle a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale.

Loan balances are summarized by borrower.  Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded. Each loan drawn under a commitment may have a different maturity date and amount. For the three months ended March 31, 2013, the weighted-average interest rate on gross performing loans was 15.97% .  This rate was inclusive of both cash and non-cash interest income.  For the three months ended March 31, 2013, the weighted-average interest rate on the cash portion of the interest income was 12.28% .  For the three months ended March 31, 2012, the weighted-average interest rate on gross performing loans was 16.62% . Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants and new loans funded during the year.

The risk profile of a loan changes when events occur that impact the credit analysis of the borrower and loan as described in our loan accounting policy. Such changes result in the fair value being adjusted from par value of the individual loan. Where the risk profile is consistent with the original underwriting, which is primarily the case for this loan portfolio, the par value of the loan will approximate fair value.

Loans as of March 31, 2013 are to non-affiliates and consist of the following:

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 3/31/13	3/31/2013	Maturity Date
Biotechnology
Stem CentRx, Inc.		$298,355	$298,355	1/1/2014
Subtotal:	0.9%	$298,355	$298,355

Computers & Storage
D-Wave Systems, Inc.		$317,532	$317,532	1/1/2014
Subtotal:	0.9%	$317,532	$317,532

Internet
Akademos, Inc.		$240,264	$240,264	12/1/2013
CloudTalk, Inc.		5,000	124,008	*
Genius.com, Inc.		49,404	49,404	8/1/2013
Insider Guides, Inc.		1,042,026	1,042,026	9/1/2014
LOLapps, Inc.		323,930	323,930	1/1/2014
Mojo Motors, Inc.		141,717	141,717	6/1/2014
Philotic, Inc.		28,838	28,838	8/1/2013
Quantcast Corp.		1,226,275	1,226,275	4/1/2014
Radius Intelligence, Inc.		8,046	8,046	3/1/2014
Rivet Games, Inc.		353,006	953,006	*
Sittercity, Inc.		787,347	787,347	2/1/2014
Topsy Labs, Inc.		905,351	905,351	5/1/2015
WeddingWire, Inc.		307,236	307,236	2/1/2014
Worktopia, Inc.		15,000	15,000	*
Youku.com, Inc.		347,789	347,789	7/1/2013
Subtotal:	17.1%	$5,781,229	$6,500,237

Medical Devices
ConforMIS, Inc.		$2,493,937	$2,493,937	5/1/2014
CyberHeart, Inc.		282,114	562,114	*
iBalance Medical, Inc.		46,923	46,923	*
Oculus Innovative Sciences, Inc.		673,664	673,664	11/1/2013
Spinal Kinetics, Inc.		282,828	282,828	10/1/2013
Suneva Medical, Inc.		244,751	244,751	6/1/2013
Xlumena, Inc.		491,846	491,846	5/1/2014
Subtotal:	13.3%	$4,516,063	$4,796,063

Other Healthcare
Pathway Genomics Corp.		$72,562	$72,562	7/1/2013
Subtotal:	0.2%	$72,562	$72,562

Other Technology
Ampulse Corp.		$—	$979,361	*
Daylight Solutions, Inc.		93,497	93,497	8/1/2013
EcoSMART Technologies, Inc.		616,298	616,298	10/1/2013
Lehigh Technologies, Inc.		1,909,060	1,909,060	2/1/2015
Solaria Corp.		1,874,630	1,874,630	9/1/2014
Svaya Nanotechnologies, Inc.		145,519	145,519	6/1/2014
The Climate Corp.		378,245	378,245	4/1/2013
ZeaChem, Inc.		731,226	761,227	7/1/2013
Subtotal:	17.0%	$5,748,475	$6,757,837

Security
TrustedID, Inc.		$221,937	$233,937	*
Subtotal:	0.7%	$221,937	$233,937

Software
AcousticEye, Ltd.		$562,288	$562,288	9/1/2015
Athena Design Systems, Inc.		15,170	15,170	*
ClearPath, Inc.		674,167	674,167	11/1/2014
Corduro, Inc.		131,325	221,325	*
Future Point Systems, Inc.		45,267	91,267	*
gloStream, Inc.		1,163,062	1,163,062	4/1/2015
Image Vision Labs, Inc.		178,427	178,427	6/1/2014
Intalio, Inc.		720,295	720,295	6/1/2015
Kareo, Inc.		137,299	137,299	2/1/2014
KIT Digital, Inc.		916,982	1,216,982	*
Lending Stream, Ltd.		5,442,539	5,442,539	12/1/2014
Palantir Technologies, Inc.		453,037	453,037	6/1/2013
SoundHound, Inc.		259,067	259,067	9/1/2013
Verix, Inc.		558,028	1,108,028	*
XOS Technologies, Inc.		1,262,349	1,262,349	10/1/2014
Subtotal:	37.0%	$12,519,302	$13,505,302

Technology Services
DigitalPath, Inc.		$494,366	$494,366	10/1/2014
Subtotal:	1.5%	$494,366	$494,366

Wireless
GPShopper, LLC		$96,177	$96,177	2/1/2014

July Systems, Inc.		143,856	143,856	9/1/2013
Nextivity, Inc.		1,708,472	1,898,472	*
Silent Communication, Ltd.		258,522	523,522	*
Subtotal:	6.4%	$2,207,027	$2,662,027

Total (Cost of $35,638,218):	95.0%	$32,176,848	$35,638,218

* As of March 31, 2013, loans with a cost basis and fair value of $8.0 million and $4.6 million, respectively, have been classified as non-accrual. These loans have been accelerated from original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

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

*As of December 31, 2012, loans with a cost basis and fair value of $9.4 million and $6.4 million, respectively, have been classified as nonaccrual. These loans have been accelerated from original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies.  These loans are generally secured by assets of the borrowers.  As a result, the Fund is subject to general credit risk associated with such companies.  At March 31, 2013, and December 31, 2012, the Fund had no unexpired unfunded commitments to borrowers.

Valuation Hierarchy

The Fund categorizes its fair value measurements according to a three-level hierarchy, as required by GAAP. The hierarchy prioritizes the inputs used by the Fund's valuation techniques. A level is assigned to each fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are defined as follows:

Level 1	Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date.

Level 2	Prices or valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

Transfer of investments between levels of the fair value hierarchy are recorded on the actual date of the event or change in circumstances that caused the transfer. There were no transfers in and out of Level 1, 2, and 3 during the period ended March 31, 2013.

The Fund's cash equivalents were valued at the traded net asset value of the money market mutual fund. As a result, these measurements are classified as Level 1. The Fund uses estimated exit values when determining the value of its investments.  Because loan transactions are individually negotiated and unique, and there is no market in which these assets trade, the inputs for these assets, which are discussed in the Valuation Methods listed above, are classified as Level 3.

The following table provides quantitative information about the Fund's Level 3 fair value measurements of its investments as of March 31, 2013. In addition to the techniques and inputs noted in the table below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements. The below table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Fund's fair value measurements.

Investment Type - Level 3	Fair Value at	Valuation Techniques/		Weighted Average/
Debt Investments by Industry	March 31, 2013	Methodologies	Unobservable Input	Range
Internet	$5,781,229	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%
		Liquidation	Investment Collateral	$5,000 - $353,006
Medical Devices	$4,516,063	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	18%
		Liquidation	Investment Collateral	$46,923 - $282,114
Other Technology	$5,748,475	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	17%
		Liquidation	Investment Collateral	$0
Software	$12,519,302	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	17%
		Liquidation	Investment Collateral	$15,170 - $916,982
Wireless	$2,207,027	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	18%
		Liquidation	Investment Collateral	$258,522 - $1,708,472
Other*	$1,404,752	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	17%
		Liquidation	Investment Collateral	$0 - $221,937
TOTAL	$32,176,848
* Includes debt investments in Biotechnology, Computers & Storage, Other Healthcare, Security and Technology Services industries.

The following table presents the balances of assets as of March 31, 2013 and December 31, 2012 measured at fair value on a recurring basis:

As of March 31, 2013	Level 1	Level 3	Total
ASSETS:
Loans*	$—	$32,176,848	$32,176,848
Cash equivalents	1,165,527	—	1,165,527
Total	$1,165,527	$32,176,848	$33,342,375

As of December 31, 2012	Level 1	Level 3	Total
ASSETS:
Loans*	$—	$42,029,457	$42,029,457
Cash equivalents	2,490,774	—	2,490,774
Total	$2,490,774	$42,029,457	$44,520,231

*For a detailed listing of borrowers comprising this amount please refer to Note 3, Summary of Investments.

The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended
	March 31, 2013
	Loans	Warrants	Stock
Beginning balance	$42,029,457	$—	$—
Acquisitions and originations	—	124,860	181,521
Principal reductions	(9,204,293)	—	—
Distribution to shareholder	—	(124,860)	(181,521)
Net change in unrealized loss from investments	(471,937)	—	—
Net realized loss from investments	(176,379)	—	—
Ending balance	$32,176,848	$—	$—

Net change in unrealized loss on investments relating to investments still held at March 31, 2013	$(685,500)

	For the Three Months Ended
	March 31, 2012
	Loans	Other investment	Warrants
Beginning balance	$105,250,110	$29,513	$—
Acquisitions and originations	409,602	—	377,976
Additional Investments	—	835	—
Principal reductions	(14,705,438)	(3,652)	—
Distribution to shareholder	—	—	(377,976)
Net change in unrealized gain (loss) from investments	(583,360)	—	—
Ending balance	$90,370,914	$26,696	$—

Net change in unrealized loss on investments relating to investments still held at March 31, 2012	$(583,360)

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

5. CAPITAL STOCK

As of March 31, 2013 and December 31, 2012, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company is $270.0 million. Total contributed capital to the Company through March 31, 2013 and December 31, 2012 was $202.5 million, of which $193.5 million was contributed to the Fund.

The chart below shows the distributions of the Fund for the three months ended March 31, 2013 and 2012.

	For the Three Months Ended	For the Three Months Ended
	March 31, 2013	March 31, 2012
Cash distributions	$11,000,000	$16,000,000
Distributions of equity securities	306,381	377,976

Total distributions to shareholder	$11,306,381	$16,377,976

Final classification of the distributions as either a return of capital or a distribution of income is an annual determination made at the end of each year dependent upon the Fund's current year and cumulative earnings and profits.

6.  FINANCIAL HIGHLIGHTS

GAAP requires disclosure of financial highlights of the Fund for the periods presented, the three months ended March 31, 2013 and 2012.  The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period.  The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund.  This required methodology differs from an internal rate of return.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2013	March 31, 2012

Total return **	1.07%	2.68%

Per share amounts:
Net asset value, beginning of period	$447.45	$1,135.20
Net investment income	10.78	33.18
Net change in unrealized and realized loss from investments	(6.48)	(5.83)
Net increase in net assets from operations	4.30	27.35
Return of capital to shareholder	(104.05)	(130.61)
Income distributions to shareholder	(9.02)	(33.18)

Net asset value, end of period	$338.68	$998.76

Net assets, end of period	$33,868,058	$99,876,437

Ratios to average net assets:

Expenses *	2.90%	2.97%
Net investment income *	10.60%	12.86%
* Annualized
**Total return amounts presented above are not annualized. Beginning with the three month period and six month period ended June 30, 2012, the Fund does not disclose total return on an annualized basis.  The annualized total return for the three months ended March 31, 2012, that was previously disclosed was 10.72%.

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

Overview

The Fund is a financial services company primarily providing financing and advisory services to a variety of carefully selected venture-backed companies primarily located throughout the United States with a focus on growth oriented companies.  The Fund's portfolio is well diversified and consists of companies in the communications, information services, media, and technology, including software and technology-enabled business services, bio-technology, and medical devices industry sectors, among others.  The Fund's capital is generally used by our portfolio companies to finance acquisitions of fixed assets and/or for working capital.  On February 21, 2007, the Fund completed its first closing of capital contributions, made its first investments, and became a non-diversified, closed-end investment company that elected to be treated as a business development company under the Investment Company Act of 1940.  The Fund elected to be treated for federal income tax purposes as a Regulated Investment Company ("RIC") under the Internal Revenue Code with the filing of its federal corporate income tax return for 2007.  Pursuant to this election, the Fund generally will not have to pay corporate-level taxes on any income it distributes to the stockholder as dividends, allowing the Fund's shareholder to substantially reduce or eliminate its corporate-level tax liability.

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

The portfolio investments of the Fund consist of debt financing to early and late stage venture capital backed companies.  The borrowers' ability to repay their loans may be adversely impacted by a number of factors, and as a result, loans may not fully be repaid.  Furthermore, the Fund's security interest in any collateral over the borrower's assets may be insufficient to make up any shortfall in payments.
Transactions with Venture Lending & Leasing VI, Inc. (“Fund VI”)

The Manager also serves as investment manager for Fund VI.  Initially the amount of each Investment had been allocated 50% to the Fund and 50% to Fund VI so long as the Fund had capital available to invest.  After February 2011, the Fund is no longer permitted to enter into new commitments to borrowers; however, the Fund is permitted to fund existing commitments.  Investing the Fund's capital in the same companies in which Fund VI also invested provided the Fund with greater diversification and access to larger transactions. It also resulted in a slower pace of investment than would be the case if the Fund were investing in companies by itself.

Critical Accounting Policies

We identified and determined the most critical accounting principles upon which our financial statements depend by considering accounting policies that involve the most complex or subjective decisions or assessments. Such critical accounting policies relate to the valuation of loans and treatment of non-accrual loans.

Loans are held at estimated fair value as determined by Management, in accordance with the valuation methods described in the valuation of loans section of Note 2 in the Fund's financial statements (Summary of Significant Accounting Policies).  Critical factors in determining the fair value of a loan include payment history, collateral position, financial strength of the borrower, prospects for the borrower raising future equity rounds, likelihood of sale or acquisition of the borrower, and length of expected holding period of the loan, as well as an evaluation of the general interest rate environment.  The actual value of the loans may differ from Management's estimates which would affect net income as well as assets.

Results of Operations - For the three months ended March 31, 2013 and 2012

Total investment income for the three months ended March 31, 2013 and 2012 was $1.4 million and $4.1 million, respectively, which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash, late fees, and fees earned from waivers to loan agreements. The decrease in investment income is due to the decrease in the average loans outstanding from $92.3 million for the three months ended March 31, 2012 to $31.5 million for the three months ended March 31, 2013 and the decrease in average yield from 16.62% for the three months ended March 31, 2012 to 15.97% for the three months ended March 31, 2013, which is not unexpected at this stage of the life of the Fund. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants, and loans funded during the year.

Management fees for the three months ended March 31, 2013 and 2012 were $0.2 million and $0.6 million, respectively. Management fees are equal to 2.5% of assets under management. As management fees are based on assets under management, the decrease is due to the decrease in assets under management relative to the previous year.

Total banking and professional fees for the three months ended March 31, 2013 and 2012 were less than $0.1 million and $0.1 million, respectively.

Total other operating expenses for the three months ended March 31, 2013 and 2012 were less than $0.1 million. These expenses included director fees, custody fee, tax fees, and other expenses related to the operation of the Fund. Other operating expenses remained relatively stable for the periods presented.

Net investment income for the three months ended March 31, 2013 and 2012 was $1.1 million and $3.3 million, respectively.

Total net realized loss from investments was $0.2 million and $0 for the three months ended March 31, 2013 and 2012, respectively. The realized losses consist of write offs, net of recoveries of previously written off uncollectible loans.

Net change in unrealized loss from investments was $0.5 million and $0.6 million for the three months ended March 31, 2013 and 2012, respectively. The unrealized loss consists of fair market value adjustments to loans.

Net increase in net assets resulting from operations for the three months ended March 31, 2013 and 2012 was $0.4 million and $2.7 million, respectively.  On a per share basis, the net increase in net assets resulting from operations was $4.30 and $27.35 for the three months ended March 31, 2013 and 2012, respectively.

Liquidity and Capital Resources - March 31, 2013 and December 31, 2012

Total capital contributed to the Fund was $193.5 million, prior to distribution of capital, as of March 31, 2013 and December 31, 2012.  Committed capital to the Company at March 31, 2013 and December 31, 2012 was $270.0 million, of which $202.5 million has been called.  The remaining $67.5 million in committed capital as of March 31, 2013 remains uncalled. On December 9, 2011, the Fund's board resolved that no future capital calls would be made, thus the Fund no longer has access to additional capital from investors.

As of March 31, 2013 and December 31, 2012, 3.4% and 5.5%, respectively, of the Fund's assets consisted of cash and cash equivalents.  The Fund invested its assets in venture loans during the three months ended March 31, 2013 and 2012.  No amounts were disbursed under the Fund's loan commitments during the three months ended March 31, 2013.  Net loan amounts outstanding after amortization and fair market adjustment decreased by approximately $9.8 million for the same period.  Unexpired, unfunded commitments totaled $0 as of March 31, 2013.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding – Fair Value	Unexpired Unfunded Commitments
March 31, 2013	$450.7 million	$418.5 million	$32.2 million	$—
December 31, 2012	$450.7 million	$408.7 million	$42.0 million	$—

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

The Fund's investments are subject to market risk based on several factors, including, but not limited to, the investment's credit history, available cash, support of the borrower's underlying investors, available liquidity, "burn rate", revenue income, security interest, secondary markets for collateral, the size of the loan, and term of the loan.

The Fund's sensitivity to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of assets and liabilities.  The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates.  Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net income by less than $0.1 million.  This translates to less than 1% of net income for the three months ended March 31, 2013.

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

Item 1A. Risk Factors

See item 1A - 'Risk Factors' in the Fund's 2012 Annual Report on Form 10-K for a detailed description of the risks attendant to the Fund and its business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Prior to the Fund's commencement of operations on February 21, 2007, the Fund sold 100,000 shares to the Fund's sole shareholder, Venture Lending & Leasing V, LLC for $25,000 in September 2006.  No other shares of the Fund have been sold; however, the Fund received an additional $193.5 million of paid in capital during the period from February 21, 2007 through March 31, 2013 which has been and will be used to acquire venture loans and fund operations.

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

VENTURE LENDING & LEASING V, INC.
(Registrant)
Chairman and Chief Executive Officer
By:	/s/ Maurice C. Werdegar	By:	/s/ Martin D. Eng
Maurice C. Werdegar		Martin D. Eng
President and Chief Executive Officer		Chief Financial Officer
Date:	May 10, 2013	Date:	May 10, 2013

EXHIBIT INDEX

Exhibit Number	Description
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