Form 10-Q
period 2013-06-30
Venture Lending & Leasing V, Inc.
filed 2013-08-09
CIK 1376067

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [x]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 9, 2013
Common Stock, $.001 par value	100,000

VENTURE LENDING & LEASING V, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of June 30, 2013 and December 31, 2012

Condensed Statements of Operations (Unaudited)
For the three and six months ended June 30, 2013 and 2012

Condensed Statements of Changes in Net Assets (Unaudited)
For the six months ended June 30, 2013 and 2012

Condensed Statements of Cash Flows (Unaudited)
For the six months ended June 30, 2013 and 2012

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VENTURE LENDING & LEASING V, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF JUNE 30, 2013 AND DECEMBER 31, 2012

	June 30, 2013	December 31, 2012
ASSETS
Loans, at estimated fair value (Cost of $22,090,579 and $45,018,891)	$18,800,571	$42,029,457
Cash and cash equivalents	15,034,396	2,490,774
Other assets	272,818	524,169

Total assets	34,107,785	45,044,400

LIABILITIES
Accrued management fees	213,174	281,528
Accounts payable and other accrued liabilities	65,057	18,285

Total liabilities	278,231	299,813

NET ASSETS	$33,829,554	$44,744,587

Analysis of Net Assets:

Capital paid in on shares of capital stock	$193,525,000	$193,525,000
Return of capital distributions	(155,508,429)	(144,893,971)
Accumulated deficit	(4,187,017)	(3,886,442)
Net assets (equivalent to $338.30 and $447.45 per share based on 100,000 shares of capital stock outstanding - see Note 5)	$33,829,554	$44,744,587

See notes to condensed financial statements

VENTURE LENDING & LEASING V, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

	For the Three Months Ended June 30, 2013	For the Three Months Ended June 30, 2012	For the Six Months Ended June 30, 2013	For the Six Months Ended June 30, 2012

INVESTMENT INCOME:
Interest on loans	$1,389,489	$3,692,922	$2,762,023	$7,527,758
Other interest and other income	166	51	240	250,674
Total investment income	1,389,655	3,692,973	2,762,263	7,778,432

EXPENSES:
Management fees	213,174	490,758	426,396	1,119,519
Banking and professional fees	97,123	36,137	159,157	150,916
Other operating expenses	23,628	37,075	42,813	61,033
Total expenses	333,925	563,970	628,366	1,331,468
Net investment income	1,055,730	3,129,003	2,133,897	6,446,964

Net realized loss from investments	(1,004,344)	(476,958)	(1,180,723)	(476,958)
Net change in unrealized gain (loss) from investments	171,362	(477,575)	(300,574)	(1,060,935)
Net realized and change in unrealized loss from investment activities	(832,982)	(954,533)	(1,481,297)	(1,537,893)

Net increase in net assets resulting from operations	$222,748	$2,174,470	$652,600	$4,909,071

Net increase in net assets resulting from operations per share	$2.23	$21.74	$6.53	$49.09
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See notes to condensed financial statements

VENTURE LENDING & LEASING V, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

	For the Six Months Ended June 30, 2013	For the Six Months Ended June 30, 2012
Net increase in net assets resulting from operations:
Net investment income	$2,133,897	$6,446,964
Net realized loss from investments	(1,180,723)	(476,958)
Net change in unrealized loss from investments	(300,574)	(1,060,935)

Net increase in net assets resulting from operations	652,600	4,909,071

Distributions of income to shareholder	(953,175)	(5,970,006)
Return of capital to shareholder	(10,614,458)	(34,468,148)
Decrease in capital transactions	(11,567,633)	(40,438,154)

Total decrease	(10,915,033)	(35,529,083)

Net assets
Beginning of period	44,744,587	113,519,812

End of period	$33,829,554	$77,990,729

See notes to condensed financial statements

VENTURE LENDING & LEASING V, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

	For the Six Months Ended June 30, 2013	For the Six Months Ended June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$652,600	$4,909,071
Adjustments to reconcile net increase in net assets
resulting from operations to net cash provided by
operating activities:
Net realized loss from investments	1,180,723	476,958
Net change in unrealized loss from investments	300,574	1,060,935
Net decrease in other assets	251,351	547,205
Net decrease in accounts payable, other accrued liabilities, and accrued management fees	(21,582)	(402,148)
Origination of loans	—	(531,197)
Principal payments on loans	21,566,068	35,122,703
Acquisition of equity securities	(386,112)	(17,709)
Net cash provided by operating activities	23,543,622	41,165,818
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distribution to shareholder	(11,000,000)	(40,000,000)
Net cash used in financing activities	(11,000,000)	(40,000,000)
Net increase in cash and cash equivalents	12,543,622	1,165,818
CASH AND CASH EQUIVALENTS:
Beginning of period	2,490,774	7,657,584
End of period	$15,034,396	$8,823,402
SUPPLEMENTAL DISCLOSURES:
NON-CASH ACTIVITIES:
Receipt of equity securities as repayment of loan	$181,521	$236,687
Receipt of equity securities as payment for waiver	$—	$183,758
Distributions of equity securities to shareholder	$567,633	$438,154

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
The Fund will be dissolved on December 31, 2015 unless an election is made to dissolve earlier by the Board of Directors of the Fund (the "Board"). One hundred percent of the stock of the Fund is held by Venture Lending & Leasing V, LLC (the “Company”). Prior to commencing its operations on February 21, 2007, the Fund had no operations other than the sale to the Company of 100,000 shares of common stock, $0.001 par value for $25,000 in September 2006.  This issuance of stock was a requirement in order to apply for a finance lender's license from the California Commissioner of Corporations, which was obtained by the Fund on January 10, 2007.
In the Manager's opinion, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading.  The interim results for the three and six months ended June 30, 2013 are not necessarily indicative of what the results would be for a full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Fund's Annual Report on Form 10-K for the year ended December 31, 2012.

On December 9, 2011, the Board resolved that no future capital calls would be made, thus the Fund no longer has access to additional capital from investors.

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

The Fund's loans are valued in connection with the issuance of its periodic financial statements, the issuance or repurchase of the Fund's shares at a price equivalent to the current net asset value per share, and at such other times as required by law.  On a quarterly basis, Management submits to the Board a “Valuation Report,” which details the rationale for the valuation of investments.

As of June 30, 2013 and December 31, 2012, the financial statements include nonmarketable investments of $18.8 million and $42.0 million, respectively (or approximately 55% and 93% of total assets, respectively), with fair values determined by the Manager in the absence of readily determinable market values.  Because of the illiquidity of the Fund's investments, a substantial portion of its assets are carried at fair value as determined in good faith by the Manager in accordance with the Fund's policy as approved by the Board. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

Loans

The Fund defines fair value as the price that would be received to sell an asset or paid to lower a liability in an orderly transaction between market participants at the measurement date. There is no secondary market for the loans made by the Fund to borrowers, hence Management determines fair value based on hypothetical markets. Venture loans are generally held to maturity and are recorded at estimated fair value. The determination of fair value is based on a number of factors including the amount for which an investment could be exchanged in a current sale, which assumes an orderly disposition over a reasonable period other than in a forced sale. Management considers the fact that no ready market exists for substantially all of the investments held by the Fund. Management determines whether to adjust the estimated fair value of a loan based on a number of factors including but not limited to the borrower's payment history, available cash and “burn rate,” revenues, net income or loss, the likelihood that the borrower will be able to secure additional financing in the future, as well as an evaluation of the general interest rate environment. The amount of any valuation adjustment considers liquidation analysis and is determined based upon a credit analysis of the borrower and an analysis of the expected recovery from the borrower, including consideration of factors such as the nature and quality of the Fund's security interests in collateral, the estimated value of the Fund's collateral, the size of the loan, and the estimated time that will elapse before the Fund achieves a recovery. Management has evaluated these factors and has concluded that the effect of deterioration in the quality of the underlying collateral, increase in the size of the loan and increase in the estimated time to recovery would have the effect of lowering the value of the current portfolio of loans.

Non-accrual Loans

The Fund's policy is to place a loan on non-accrual status when the loan stops performing and Management deems that it is unlikely that the loan will return to performing status. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed for the quarter in which the loan was placed on non-accrual status. Any uncollected interest related to quarters prior to when the loan was placed on non-accrual status is added to the principal balance, and the aggregate balance of the principal and interest is evaluated in accordance with the policy for valuation of loans in determining Management's best estimate of fair value. Interest received by the Fund on non-accrual loans will be recorded on a cash basis.

If a borrower of a non-accrual loan resumes making regular payments and Management deems that the borrower has sufficient resources that it is unlikely the loan will return to non-accrual status, the loan is re-classified back to accrual or performing status. Interest that would have been accrued during the non- accrual status will be added back to the remaining payment schedule, and thus changing the effective interest rate.

As of June 30, 2013 and December 31, 2012, loans with a cost basis of $6.6 million and $9.4 million and a fair value of $3.8 million and $6.4 million, respectively, were classified as non-accrual.

Warrants and Stock

Warrants and stock that are received in connection with loan transactions generally will be assigned a fair value at the time of acquisition, unless a market price is available. These securities are then distributed by the Fund to the Company at the assigned value. Warrants are valued based on a modified Black-Scholes option pricing model which takes into account underlying stock value, expected term, volatility, and risk-free interest rate, among other factors.
Underlying asset value is estimated based on information available, including information regarding recent rounds of funding of the portfolio company, or the publicly-quoted stock price at the end of the financial reporting period for warrants for comparable publicly-quoted securities.
Volatility, or the amount of uncertainty or risk about the size of the changes in the warrant price, is based on an index of publicly traded companies grouped by industry and which are similar in nature to the underlying portfolio companies issuing the warrant (“Industry Index”). The volatility assumption for each Industry Index is based on the average volatility for individual public companies within the portfolio company's industry for a period of time approximating the expected life of the warrants. For the three months ended June 30, 2013, the Fund used volatility rates ranging from 38% to 68%. A hypothetical increase in the volatility calculated from the indexes used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings, and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. The remaining expected lives of warrants may be adjusted from time to time to reflect new facts and circumstances. For the three months ended June 30, 2013, the Fund assumed the average duration of a warrant is 3 years. A hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
The risk-free interest rate is derived from the constant maturity tables issued by the U.S. Treasury Department. For the three months ended June 30, 2013, the Fund used a monthly risk-free rate of 0.36%. The effect of a hypothetical increase in the estimated risk-free rate used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
On an annual basis, the Fund engages an independent valuation company to provide valuation assistance. This company evaluates the Fund's valuation methodology and assumptions for reasonableness from the perspective of a market participant. The independent third party also calculates certain inputs used such as volatility and risk-free rate. Upon the receipt of such data, a sample test is performed to ensure the accuracy of the third party calculations and that the source of data is reliable and consistent with the way in which the calculations were made in prior periods. Such inputs are entered into the database with a second review to ensure the accuracy of the input information. All calculations of warrant values are performed by one employee and reviewed by a second party. The inputs of the modified Black-Scholes option pricing model are reevaluated every quarter.

Other Assets and Liabilities

As of June 30, 2013 and December 31, 2012, the fair values of Other Assets and Liabilities are estimated at their carrying values because of the short-term nature of these assets or liabilities.

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

Tax Status

The Fund has elected to be treated as a Regulated Investment Company ("RIC") under Subchapter M of the Internal Revenue Code (the "Code") and operates in a manner so as to qualify for the tax treatment applicable to RICs.

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

Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are reclassified among the Fund's capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP.

The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder's tax basis in its shares. The cumulative amount is disclosed on the Condensed Statements of Assets and Liabilities as return of capital distributions. Cumulative return of capital distributions were $155.5 million and $107.7 million as of June 30, 2013 and 2012, respectively. As of June 30, 2013, the Fund had no uncertain tax positions.

The Fund's tax years open to examination by major jurisdictions are 2010 and forward.

3. SUMMARY OF INVESTMENTS

Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and/or provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. As of June 30, 2013, the Fund's investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below  (the sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans). All loans are senior to unsecured creditors except where indicated.

The Fund defines fair value as the price that would be received to sell an asset or paid to settle a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale.

Loan balances are summarized by borrower.  Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded. Each loan drawn under a commitment may have a different maturity date and amount. For the three and six months ended June 30, 2013, the weighted-average interest rate on gross performing loans was 24.11% and 19.42%, respectively.  For the three and six months ended June 30, 2012, the weighted-average interest rate on gross performing loans was 19.94% and 18.15%, respectively. These rates were inclusive of both cash and non-cash interest income.  For the three and six months ended June 30, 2013, the weighted-average interest rate on the cash portion of the interest income was 18.35% and 14.57%, respectively.  For the three and six months ended June 30, 2012, the weighted-average interest rate on the cash portion of the interest income was 15.28% and 14.01%, respectively. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants and new loans funded during the year.

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

All loans as of June 30, 2013 were to non-affiliates and consisted of the following:

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 6/30/13	6/30/2013	Maturity Date
Biotechnology
Stem CentRx, Inc.		$196,650	$196,650	1/1/2014
Subtotal:	0.6%	$196,650	$196,650

Computers & Storage
D-Wave Systems, Inc.		$235,278	$235,278	1/1/2014
Subtotal:	0.7%	$235,278	$235,278

Internet
CloudTalk, Inc.		$5,000	$124,010	*
Genius.com, Inc.		20,136	20,136	8/1/2013
LOLapps, Inc.		220,081	220,081	1/1/2014
MeetMe, Inc.		712,028	712,028	9/1/2014
Mojo Motors, Inc.		110,872	110,872	6/1/2014
Philotic, Inc.		16,467	16,467	8/1/2013
Quantcast Corp.		897,519	897,519	4/1/2014
Radius Intelligence, Inc.		4,486	4,486	3/1/2014
Rivet Games, Inc.		308,710	908,710	*
Sittercity, Inc.		594,157	594,157	2/1/2014
Topsy Labs, Inc.		713,748	713,748	5/1/2015
WeddingWire, Inc.		206,001	206,001	2/1/2014
Worktopia, Inc.		15,000	15,000	*
Youku.com, Inc.		87,335	87,335	7/1/2013
Subtotal:	11.6%	$3,911,540	$4,630,550

Medical Devices
ConforMIS, Inc.		$2,001,892	$2,001,892	5/1/2014
CyberHeart, Inc.		282,114	562,114	*
iBalance Medical, Inc.		5,192	5,192	*
Oculus Innovative Sciences, Inc.		236,169	236,169	11/1/2013
Spinal Kinetics, Inc.		103,918	103,918	10/1/2013
Xlumena, Inc.		383,514	383,514	5/1/2014
Subtotal:	8.9%	$3,012,799	$3,292,799

Other Healthcare
Pathway Genomics Corp.		$39,242	$39,242	7/1/2013
Subtotal:	0.1%	$39,242	$39,242

Other Technology
Daylight Solutions, Inc.		$38,091	$38,091	8/1/2013
EcoSMART Technologies, Inc.		358,335	358,335	10/1/2013
Lehigh Technologies, Inc.		1,599,399	1,599,399	2/1/2015
Solaria Corp.		1,116,069	1,596,069	9/1/2014
Svaya Nanotechnologies, Inc.		113,436	113,436	6/1/2014
ZeaChem, Inc.		234,784	904,784	*
Subtotal:	10.2%	$3,460,114	$4,610,114

Security
TrustedID, Inc.		$233,937	$233,937	*
Subtotal:	0.7%	$233,937	$233,937

Software
AcousticEye, Ltd.		$286,418	$286,418	12/1/2015
Athena Design Systems, Inc.		13,530	13,530	*
ClearPath, Inc.		552,105	552,105	11/1/2014
Corduro, Inc.		93,942	183,942	*
Future Point Systems, Inc.		45,269	91,267	*
gloStream, Inc.		1,250,290	1,250,290	11/1/2015
Image Vision Labs, Inc.		142,844	142,844	6/1/2014
Intalio, Inc.		736,247	736,247	6/1/2015
Kareo, Inc.		103,518	103,518	2/1/2014
SoundHound, Inc.		157,304	157,304	9/1/2013
Verix, Inc.		558,028	1,108,028	*
XOS Technologies, Inc.		1,300,763	1,300,763	10/1/2014
Subtotal:	15.5%	$5,240,258	$5,926,256

Technology Services
DigitalPath, Inc.		$356,655	$356,655	10/1/2014
Subtotal:	1.1%	$356,655	$356,655

Wireless
GPShopper, LLC		$72,785	$72,785	2/1/2014
July Systems, Inc.		74,319	74,319	9/1/2013
Nextivity, Inc.		1,708,472	1,898,472	*
Silent Communication, Ltd.		258,522	523,522	*

Subtotal:	6.2%	$2,114,098	$2,569,098

Total (Cost of $22,090,579):	55.6%	$18,800,571	$22,090,579

* As of June 30, 2013, loans with a cost basis and fair value of $6.6 million and $3.8 million, respectively, were classified as non-accrual. These loans have been accelerated from original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

All loans as of December 31, 2012 were to non-affiliates and consisted of the following:

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

*As of December 31, 2012, loans with a cost basis and fair value of $9.4 million and $6.4 million, respectively, were classified as non-accrual. These loans have been accelerated from original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies.  These loans are generally secured by assets of the borrowers.  As a result, the Fund is subject to general credit risk associated with such companies.  As of June 30, 2013, and December 31, 2012, the Fund had no unexpired unfunded commitments to borrowers.

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

Transfer of investments between levels of the fair value hierarchy are recorded on the actual date of the event or change in circumstances that caused the transfer. There were no transfers in and out of Level 1, 2, and 3 during the period ended June 30, 2013.

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

The following table provides quantitative information about the Fund's Level 3 fair value measurements of its investments as of June 30, 2013. In addition to the techniques and inputs noted in the table below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements. The below table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Fund's fair value measurements.

Investment Type - Level 3	Fair Value at	Valuation Techniques/		Weighted Average/
Debt Investments by Industry	June 30, 2013	Methodologies	Unobservable Input	Range
Internet	$3,911,540	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%
		Liquidation	Investment Collateral	$5,000 - $308,710
Medical Devices	$3,012,799	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	18%
		Liquidation	Investment Collateral	$5,192 - $282,114
Other Technology	$3,460,114	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	18%
		Liquidation	Investment Collateral	$234,784
Software	$5,240,258	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	20%
		Liquidation	Investment Collateral	$13,530 - $558,028
Wireless	$2,114,098	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	18%
		Liquidation	Investment Collateral	$258,522 - $1,708,472
Other*	$1,061,762	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	17%
		Liquidation	Investment Collateral	$233,937
TOTAL	$18,800,571

* Other loans are comprised of companies in the Biotechnology, Computers & Storage, Other Healthcare, Security and Technology Services industries.

The following table presents the balances of assets as of June 30, 2013 and December 31, 2012 measured at fair value on a recurring basis:

As of June 30, 2013	Level 1	Level 3	Total
ASSETS:
Loans*	$—	$18,800,571	$18,800,571
Cash equivalents	15,034,396	—	15,034,396
Total	$15,034,396	$18,800,571	$33,834,967

As of December 31, 2012	Level 1	Level 3	Total
ASSETS:
Loans*	$—	$42,029,457	$42,029,457
Cash equivalents	2,490,774	—	2,490,774
Total	$2,490,774	$42,029,457	$44,520,231

*For a detailed listing of borrowers comprising this amount please refer to Note 3, Summary of Investments.

The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended			For the Six Months Ended
	June 30, 2013			June 30, 2013
	Loans	Warrants	Stock	Loans	Warrants	Stock
Beginning balance	$32,176,848	$—	$—	$42,029,457	$—	$—
Acquisitions and originations	—	—	261,252	—	124,860	442,773
Principal reductions	(12,543,295)	—	—	(21,747,589)	—	—
Distribution to shareholder	—	—	(261,252)	—	(124,860)	(442,773)
Net change in unrealized gain (loss) from investments	171,362	—	—	(300,574)	—	—
Net realized loss from investments	(1,004,344)	—	—	(1,180,723)	—	—
Ending balance	$18,800,571	$—	$—	$18,800,571	$—	$—

Net change in unrealized loss on investments relating to investments still held at June 30, 2013	$(1,108,000)			$(1,444,138)

	For the Three Months Ended			For the Six Months Ended
	June 30, 2012			June 30, 2012
	Loans	Other investment	Warrants	Loans	Other investment	Warrants
Beginning balance	$90,370,914	$26,696	$—	$105,250,110	$29,513	$—
Acquisitions and originations	121,595	—	60,178	531,197	—	438,154
Additional Investments	—	5,707	—	—	6,542	—
Principal reductions	(20,837,711)	—	—	(35,543,149)	(3,652)	—
Distribution to shareholder	—	—	(60,178)	—	—	(438,154)
Net change in unrealized gain (loss) from investments	(477,575)	—	—	(1,060,935)	—	—
Net realized gain (loss) from investments	(476,958)	—	—	(476,958)	—	—
Ending balance	$68,700,265	$32,403	$—	$68,700,265	$32,403	$—

Net change in unrealized loss on investments relating to investments still held at June 30, 2012	$(1,056,337)			$(1,659,697)

4. EARNINGS PER SHARE

Basic earnings per share are computed by dividing net increase in net assets resulting from operations by the weighted average common shares outstanding.  Diluted earnings per share are computed by dividing net increase in net assets resulting from operations by the weighted average common shares outstanding, including the dilutive effects of potential common shares (e.g., stock options).  The Fund held no instruments that would be potential common shares; thus, reported basic and diluted earnings per share are the same.

5. CAPITAL STOCK

As of June 30, 2013 and December 31, 2012, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company is $270.0 million. Total contributed capital to the Company through June 30, 2013 and December 31, 2012 was $202.5 million, of which $193.5 million was contributed to the Fund.

The chart below shows the distributions of the Fund for the six months ended June 30, 2013 and 2012.

	For the Six Months Ended June 30, 2013	For the Six Months Ended June 30, 2012
Cash distributions	$11,000,000	$40,000,000
Distributions of equity securities	567,633	438,154

Total distributions to shareholder	$11,567,633	$40,438,154

Final classification of the distributions as either a return of capital or a distribution of income is an annual determination made at the end of each year dependent upon the Fund's current year and cumulative earnings and profits.

6.  FINANCIAL HIGHLIGHTS

GAAP requires disclosure of financial highlights of the Fund for the periods presented, the three and six months ended June 30, 2013 and 2012.  The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period.  The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund.  This required methodology differs from an internal rate of return.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended June 30, 2013	For the Three Months Ended June 30, 2012	For the Six Months Ended June 30, 2013	For the Six Months Ended June 30, 2012

Total return **	0.66%	2.54%	1.73%	5.28%

Per share amounts:
Net asset value, beginning of period	$338.68	$998.76	$447.45	$1,135.20
Net investment income	10.56	31.29	21.34	64.47
Net change in unrealized and realized loss from investments	(8.33)	(9.55)	(14.82)	(15.38)
Net increase in net assets from operations	2.23	21.74	6.52	49.09
Return of capital to shareholder	(2.10)	(214.08)	(106.14)	(344.68)
Distributions of income to shareholder	(0.51)	(26.51)	(9.53)	(59.70)

Net asset value, end of period	$338.30	$779.91	$338.30	$779.91

Net assets, end of period	$33,829,554	$77,990,729	$33,829,554	$77,990,729

Ratios to average net assets:

Expenses *	3.94%	2.60%	3.37%	2.80%
Net investment income *	12.47%	14.43%	11.46%	13.57%
* Annualized
**Total return amounts presented above are not annualized.

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

General

The Fund is 100% owned by Venture Lending & Leasing V, LLC (the “Company”).  The Fund's shares of Common Stock, at $0.001 par value, were sold to its shareholder under a stock purchase agreement.  The Fund has issued 100,000 of the Fund's 10,000,000 authorized shares.  The Fund's shareholder may make additional capital contributions to the Fund.

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

Overview

The Fund is a financial services company primarily providing financing and advisory services to a variety of carefully selected venture-backed companies primarily located throughout the United States with a focus on growth oriented companies.  The Fund's portfolio is well diversified and consists of companies in the communications, information services, media, and technology, including software and technology-enabled business services, bio-technology, and medical devices industry sectors, among others.  The Fund's capital is generally used by our portfolio companies to finance acquisitions of fixed assets and/or for working capital.  On February 21, 2007, the Fund completed its first closing of capital contributions, made its first investments, and became a non-diversified, closed-end investment company that elected to be treated as a business development company under the Investment Company Act of 1940.  The Fund elected to be treated for federal income tax purposes as a Regulated Investment Company ("RIC") under the Internal Revenue Code with the filing of its federal corporate income tax return for 2007.  Pursuant to this election, the Fund generally will not have to pay corporate-level taxes on any income it distributes to the shareholder as dividends, allowing the Fund's shareholder to substantially reduce or eliminate its corporate-level tax liability.

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

The portfolio investments of the Fund consist of debt financing to early and late stage venture-capital-backed companies.  The borrower's ability to repay its loans may be adversely impacted by a number of factors, and as a result, the loan may not fully be repaid.  Furthermore, the Fund's security interest in any collateral over the borrower's assets may be insufficient to make up any shortfall in payments.
Transactions with Venture Lending & Leasing VI, Inc. (“Fund VI”)

The Manager also serves as investment manager for Fund VI.  Initially the amount of each Investment had been allocated 50% to the Fund and 50% to Fund VI so long as the Fund had capital available to invest.  After February 2011, the Fund is no longer permitted to enter into new commitments to borrowers.  Investing the Fund's capital in the same companies in which Fund VI also invested provided the Fund with greater diversification and access to larger transactions. It also resulted in a slower pace of investment than would be the case if the Fund were investing in companies by itself.

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

Results of Operations - For the Three and Six Months Ended June 30, 2013 and 2012

Total investment income for the three months ended June 30, 2013 and 2012 was $1.4 million and $3.7 million, respectively, which primarily consisted of interest on the performing venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash. The decrease in investment income is due to the decrease in the average loans outstanding from $74.1 million for the three months ended June 30, 2012 to $22.5 million for the three months ended June 30, 2013, and was marginally offset by the increase in average yield from 19.94% for the three months ended June 30, 2012 to 24.11% for the three months ended June 30, 2013. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants, and loans funded during the year.

Total investment income for the six months ended June 30, 2013 and 2012 was $2.8 million and $7.8 million, respectively, which primarily consisted of interest on the performing venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash. The decrease in investment income is due to the decrease in the average loans outstanding from $83.0 million for the six months ended June 30, 2012 to $26.9 million for the six months ended June 30, 2013, and was marginally offset by the increase in average yield from 18.15% for the six months ended June 30, 2012 to 19.42% for the six months ended June 30, 2013. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants, and loans funded during the year.

Management fees for the three months ended June 30, 2013 and 2012 were $0.2 million and $0.5 million, respectively. Management fees for the six months ended June 30, 2013 and 2012 were $0.4 million and $1.1 million, respectively. Management fees are equal to 2.5% of the Fund's assets under management. As management fees are based on the Fund's assets under management, the decrease is due to the decrease in assets under management relative to the previous year.

Total banking and professional fees for the three months ended June 30, 2013 and 2012 were $0.1 million and less than $0.1 million, respectively. Total banking and professional fees for the six months ended June 30, 2013 and 2012 were $0.2 million. The banking and professional fees were comprised of legal, audit, banking and other professional fees.

Total other operating expenses for the three and six months ended June 30, 2013 and 2012 were less than $0.1 million. These expenses included director fees, custody fee, tax fees, and other expenses related to the operation of the Fund. Other operating expenses remained relatively stable for the periods presented.

Net investment income for the three months ended June 30, 2013 and 2012 was $1.1 million and $3.1 million, respectively. Net investment income for the six months ended June 30, 2013 and 2012 was $2.1 million and $6.4 million, respectively.

Total net realized loss from investments was $1.0 million and $0.5 million for the three months ended June 30, 2013 and 2012, respectively. Total net realized loss from investments was $1.2 million and $0.5 million for the six months ended June 30, 2013 and 2012, respectively. The realized losses consist of write-offs, net of recoveries of previously written off uncollectible loans.

Net change in unrealized gain (loss) from investments was $0.2 million and $(0.5) million for the three months ended June 30, 2013 and 2012, respectively. Net change in unrealized loss from investments was $(0.3) million and $(1.1) million for the six months ended June 30, 2013 and 2012, respectively. The unrealized loss consists of fair market value adjustments to loans.

Net increase in net assets resulting from operations for the three months ended June 30, 2013 and 2012 was $0.2 million and $2.2 million, respectively.  Net increase in net assets resulting from operations for the six months ended June 30, 2013 and 2012 was $0.7 million and $4.9 million, respectively. On a per share basis, the net increase in net assets resulting from operations was $2.23 and $21.74 for the three months ended June 30, 2013 and 2012, respectively. On a per share basis, the net increase in net assets resulting from operations was $6.53 and $49.09 for the six months ended June 30, 2013 and 2012, respectively.

Liquidity and Capital Resources - June 30, 2013 and December 31, 2012

Total capital contributed to the Fund was $193.5 million, prior to distribution of capital, as of June 30, 2013 and December 31, 2012.  Committed capital to the Company at June 30, 2013 and December 31, 2012 was $270.0 million, of which $202.5 million had been called.  The remaining $67.5 million in committed capital as of June 30, 2013 remains uncalled. On December 9, 2011, the Fund's Board of Directors resolved that no future capital calls would be made, thus the Fund no longer has access to additional capital from investors.

As of June 30, 2013 and December 31, 2012, 44.1% and 5.5%, respectively, of the Fund's assets consisted of cash and cash equivalents.  The Fund has no unexpired unfunded commitments and does not anticipate funding any additional loans.  Net loan amounts outstanding after amortization and fair market adjustment decreased by approximately $23.2 million for the same period.  Unexpired, unfunded commitments totaled $0 as of June 30, 2013.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding – Fair Value	Unexpired Unfunded Commitments
June 30, 2013	$450.7 million	$431.9 million	$18.8 million	$—
December 31, 2012	$450.7 million	$408.7 million	$42.0 million	$—

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

The Fund's sensitivity to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of assets and liabilities.  The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates.  Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net income by less than $0.1 million.  This translates to less than 1% of net income for the three and six months ended June 30, 2013.

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

Item 1A. Risk Factors

See Item 1A - 'Risk Factors' in the Fund's 2012 Annual Report on Form 10-K for a detailed description of the risks attendant to the Fund and its business. There were no material changes to these factors during the three or six months ended June 30, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Prior to the Fund's commencement of operations on February 21, 2007, the Fund sold 100,000 shares to the Fund's sole shareholder, the Company, for $25,000 in September 2006.  No other shares of the Fund have been sold; however, the Fund received an additional $193.5 million of paid in capital during the period from February 21, 2007 through June 30, 2013, which has been and will be used to acquire venture loans and fund operations.

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

VENTURE LENDING & LEASING V, INC.
(Registrant)
Chairman and Chief Executive Officer
By:	/s/ Maurice C. Werdegar	By:	/s/ Martin D. Eng
Maurice C. Werdegar		Martin D. Eng
President and Chief Executive Officer		Chief Financial Officer
Date:	August 9, 2013	Date:	August 9, 2013

EXHIBIT INDEX

Exhibit Number	Description
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