Form 10-Q
period 2013-09-30
Venture Lending & Leasing V, Inc.
filed 2013-11-08
CIK 1376067

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [x]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 8, 2013
Common Stock, $.001 par value	100,000

VENTURE LENDING & LEASING V, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of September 30, 2013 and December 31, 2012

Condensed Statements of Operations (Unaudited)
For the three and nine months ended September 30, 2013 and 2012

Condensed Statements of Changes in Net Assets (Unaudited)
For the nine months ended September 30, 2013 and 2012

Condensed Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2013 and 2012

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VENTURE LENDING & LEASING V, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF SEPTEMBER 30, 2013 AND DECEMBER 31, 2012

	September 30, 2013	December 31, 2012
ASSETS
Loans, at estimated fair value (Cost of $15,816,315 and $45,018,891)	$13,059,307	$42,029,457
Cash and cash equivalents	9,496,594	2,490,774
Other assets	240,370	524,169

Total assets	22,796,271	45,044,400

LIABILITIES
Accrued management fees	142,477	281,528
Accounts payable and other accrued liabilities	71,181	18,285

Total liabilities	213,658	299,813

NET ASSETS	$22,582,613	$44,744,587

Analysis of Net Assets:

Capital paid in on shares of capital stock	$193,525,000	$193,525,000
Return of capital distributions	(167,288,371)	(144,893,971)
Accumulated deficit	(3,654,016)	(3,886,442)
Net assets (equivalent to $225.83 and $447.45 per share based on 100,000 shares of capital stock outstanding - see Note 5)	$22,582,613	$44,744,587

See notes to condensed financial statements

VENTURE LENDING & LEASING V, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

	For the Three Months Ended September 30, 2013	For the Three Months Ended September 30, 2012	For the Nine Months Ended September 30, 2013	For the Nine Months Ended September 30, 2012

INVESTMENT INCOME:
Interest on loans	$1,021,575	$2,733,057	$3,783,598	$10,260,815
Other interest and other income	204	4,924	444	255,598
Total investment income	1,021,779	2,737,981	3,784,042	10,516,413

EXPENSES:
Management fees	142,477	361,461	568,873	1,480,980
Banking and professional fees	50,643	46,106	209,800	197,022
Other operating expenses	16,474	25,768	59,289	86,801
Total expenses	209,594	433,335	837,962	1,764,803
Net investment income	812,185	2,304,646	2,946,080	8,751,610

Net realized loss from investments	(526,843)	(412,631)	(1,707,566)	(889,589)
Net change in unrealized gain from investments	533,000	1,498,129	232,426	437,194
Net realized and change in unrealized gain (loss) from investments	6,157	1,085,498	(1,475,140)	(452,395)

Net increase in net assets resulting from operations	$818,342	$3,390,144	$1,470,940	$8,299,215

Net increase in net assets resulting from operations per share	$8.18	$33.90	$14.71	$82.99
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See notes to condensed financial statements

VENTURE LENDING & LEASING V, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

	For the Nine Months Ended September 30, 2013	For the Nine Months Ended September 30, 2012
Net increase in net assets resulting from operations:
Net investment income	$2,946,080	$8,751,610
Net realized loss from investments	(1,707,566)	(889,589)
Net change in unrealized gain from investments	232,426	437,194

Net increase in net assets resulting from operations	1,470,940	8,299,215

Distributions of income to shareholder	(1,238,514)	(7,862,021)
Return of capital to shareholder	(22,394,400)	(56,576,133)
Decrease in capital transactions	(23,632,914)	(64,438,154)

Total decrease	(22,161,974)	(56,138,939)

Net assets
Beginning of period	44,744,587	113,519,812

End of period	$22,582,613	$57,380,873

See notes to condensed financial statements

VENTURE LENDING & LEASING V, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

	For the Nine Months Ended September 30, 2013	For the Nine Months Ended September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$1,470,940	$8,299,215
Adjustments to reconcile net increase in net assets
resulting from operations to net cash provided by
operating activities:
Net realized loss from investments	1,707,566	889,589
Net change in unrealized gain from investments	(232,426)	(437,194)
Receipt of equity securities as payment for waiver	—	(183,758)
Income from receipt of equity securities	(65,282)	—
Net decrease in other assets	283,800	758,933
Payments for other investment	—	(6,542)
Proceeds from other investments	—	381,999
Net decrease in accounts payable, other accrued liabilities, and accrued management fees	(86,155)	(479,834)
Origination of loans	—	(531,197)
Principal payments on loans	26,927,377	50,401,298
Acquisition of equity securities	—	(17,709)
Net cash provided by operating activities	30,005,820	59,074,800
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distribution to shareholder	(23,000,000)	(64,000,000)
Net cash used in financing activities	(23,000,000)	(64,000,000)
Net increase (decrease) in cash and cash equivalents	7,005,820	(4,925,200)
CASH AND CASH EQUIVALENTS:
Beginning of period	2,490,774	7,657,584
End of period	$9,496,594	$2,732,384
SUPPLEMENTAL DISCLOSURES:
NON-CASH ACTIVITIES:
Receipt of equity securities as repayment of loan	$567,633	$236,687
Distributions of equity securities to shareholder	$632,915	$438,154

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
In the Manager's opinion, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading.  The interim results for the three and nine months ended September 30, 2013 are not necessarily indicative of what the results would be for a full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Fund's Annual Report on Form 10-K for the year ended December 31, 2012.

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

As of September 30, 2013 and December 31, 2012, the financial statements include nonmarketable investments of $13.1 million and $42.0 million, respectively (or approximately 57% and 93% of total assets, respectively), with fair values determined by the Manager in the absence of readily determinable market values.  Because of the illiquidity of the Fund's investments, a substantial portion of its assets are carried at fair value as determined in good faith by the Manager in accordance with the Fund's policy as approved by the Board. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

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

As of September 30, 2013 and December 31, 2012, loans with a cost basis of $5.7 million and $9.4 million and a fair value of $3.4 million and $6.4 million, respectively, were classified as non-accrual.

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
Volatility, or the amount of uncertainty or risk about the size of the changes in the warrant price, is based on an index of publicly traded companies grouped by industry and which are similar in nature to the underlying portfolio companies issuing the warrant (“Industry Index”). The volatility assumption for each Industry Index is based on the average volatility for individual public companies within the portfolio company's industry for a period of time approximating the expected life of the warrants. For the three months ended September 30, 2013, the Fund used volatility rates ranging from 37% to 72%. A hypothetical increase in the volatility calculated from the indexes used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings, and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. The remaining expected lives of warrants may be adjusted from time to time to reflect new facts and circumstances. For the three months ended September 30, 2013, the Fund assumed the average duration of a warrant is 3 years. A hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
The risk-free interest rate is derived from the constant maturity tables issued by the U.S. Treasury Department. For the three months ended September 30, 2013, the Fund used a monthly risk-free rates ranging from 0.36% to 0.66%. The effect of a hypothetical increase in the estimated risk-free rate used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
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

Other Assets and Liabilities

As of September 30, 2013 and December 31, 2012, the fair values of Other Assets and Liabilities are estimated at their carrying values because of their short-term nature.

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

The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder's tax basis in its shares. The cumulative amount is disclosed on the Condensed Statements of Assets and Liabilities as return of capital distributions. Cumulative return of capital distributions were $167.3 million and $144.9 million as of September 30, 2013 and December 31, 2012, respectively. As of September 30, 2013, the Fund had no uncertain tax positions.

The Fund's tax years open to examination by major jurisdictions are 2010 and forward.

3. SUMMARY OF INVESTMENTS

Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and/or provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. As of September 30, 2013, the Fund's investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below (the sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans). All loans are senior to unsecured creditors except where indicated.

The Fund defines fair value as the price that would be received to sell an asset or paid to settle a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale.

Loan balances are summarized by borrower.  Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded. Each loan drawn under a commitment may have a different maturity date and amount. For the three and nine months ended September 30, 2013, the weighted-average interest rate on performing loans was 22.67% and 19.85%, respectively.  For the three and nine months ended September 30, 2012, the weighted-average interest rate on performing loans was 17.23% and 17.87%, respectively. These rates were inclusive of both cash and non-cash interest income.  For the three and nine months ended September 30, 2013, the weighted-average interest rate on the cash portion of the interest income was 15.83% and 14.89%, respectively.  For the three and nine months ended September 30, 2012, the weighted-average interest rate on the cash portion of the interest income was 13.11% and 13.55%, respectively. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants and new loans funded during the year.

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

All loans as of September 30, 2013 were to non-affiliates and consisted of the following:

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 9/30/13	9/30/2013	Maturity Date
Biotechnology
Stem CentRx, Inc.		$90,878	$90,878	1/1/2014
Subtotal:	0.4%	$90,878	$90,878

Computers & Storage
D-Wave Systems, Inc.		$148,964	$148,964	1/1/2014
Subtotal:	0.7%	$148,964	$148,964

Internet
CloudTalk, Inc.		$5,000	$124,008	*
LOLapps, Inc.		112,087	112,087	1/1/2014
MeetMe, Inc.		440,271	440,271	9/1/2014
Mojo Motors, Inc.		78,780	78,780	6/1/2014
Quantcast Corp.		548,987	548,987	4/1/2014
Radius Intelligence, Inc.		1,799	1,799	3/1/2014
Rivet Games, Inc.		270,571	337,571	*
Sittercity, Inc.		392,933	392,933	2/1/2014
Topsy Labs, Inc.		595,922	595,922	5/1/2015
Subtotal:	10.8%	$2,446,350	$2,632,358

Medical Devices
ConforMIS, Inc.		$1,487,662	$1,487,662	5/1/2014
CyberHeart, Inc.		282,114	562,114	*
Oculus Innovative Sciences, Inc.		136,260	136,260	11/1/2013
Spinal Kinetics, Inc.		14,334	14,334	10/1/2013
Xlumena, Inc.		270,876	270,876	5/1/2014
Subtotal:	9.7%	$2,191,246	$2,471,246

Other Technology
Solaria Corp.		$1,032,617	$1,512,617	9/1/2014

Svaya Nanotechnologies, Inc.		79,958	79,958	6/1/2014
ZeaChem, Inc.		234,784	904,784	*
Subtotal:	6.0%	$1,347,359	$2,497,359

Software
AcousticEye, Ltd.		$286,984	$286,984	12/1/2015
Athena Design Systems, Inc.		12,915	12,915	*
ClearPath, Inc.		423,440	423,440	11/1/2014
Corduro, Inc.		70,312	160,312	*
Future Point Systems, Inc.		45,268	91,268	*
gloStream, Inc.		1,213,500	1,213,500	11/1/2015
Image Vision Labs, Inc.		105,871	105,871	6/1/2014
Intalio, Inc.		661,783	661,783	6/1/2015
Kareo, Inc.		68,377	68,377	2/1/2014
Verix, Inc.		558,028	1,108,028	*
XOS Technologies, Inc.		1,173,148	1,173,148	10/1/2014
Subtotal:	20.5%	$4,619,626	$5,305,626

Technology Services
DigitalPath, Inc.		$212,502	$212,502	10/1/2014
Subtotal:	0.9%	$212,502	$212,502

Wireless
GPShopper, LLC		$48,164	$48,164	2/1/2014
Nextivity, Inc.		1,708,472	1,898,472	*
Silent Communication, Ltd.		245,746	510,746	*
Subtotal:	8.8%	$2,002,382	$2,457,382

Total (Cost of $15,816,315):	57.8%	$13,059,307	$15,816,315

* As of September 30, 2013, loans with a cost basis and fair value of $5.7 million and $3.4 million, respectively, were classified as non-accrual. These loans have been accelerated from original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

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

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies.  These loans are generally secured by assets of the borrowers.  As a result, the Fund is subject to general credit risk associated with such companies.  As of September 30, 2013, and December 31, 2012, the Fund had no unexpired unfunded commitments to borrowers.

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

Transfer of investments between levels of the fair value hierarchy are recorded on the actual date of the event or change in circumstances that caused the transfer. There were no transfers in and out of Level 1, 2, and 3 during the period ended September 30, 2013.

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

The following table provides quantitative information about the Fund's Level 3 fair value measurements of its investments as of September 30, 2013. In addition to the techniques and inputs noted in the table below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements. The below table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Fund's fair value measurements.

Investment Type - Level 3	Fair Value at	Valuation Techniques/		Weighted Average/
Debt Investments	9/30/2013	Methodologies	Unobservable Input	Range
Internet	$2,446,350	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	15%
		Liquidation	Investment Collateral	$5,000 - $270,571
Medical Devices	$2,191,246	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	18%
		Liquidation	Investment Collateral	$282,114
Other Technology	$1,347,359	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	18%
		Liquidation	Investment Collateral	$234,784
Software	$4,619,626	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	20%
		Liquidation	Investment Collateral	$12,915 - $558,028
Wireless	$2,002,382	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	21%
		Liquidation	Investment Collateral	$245,746 - $1,708,472
Other*	$452,344	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	17%

	$13,059,307

* As of September 30, 2013, other loans were comprised of companies in the Biotechnology, Computers & Storage, and Technology Services industries.

The following table presents the balances of assets as of September 30, 2013 and December 31, 2012 measured at fair value on a recurring basis:

As of September 30, 2013	Level 1	Level 3	Total
ASSETS:
Loans*	$—	$13,059,307	$13,059,307
Cash equivalents	9,496,594	—	9,496,594
Total	$9,496,594	$13,059,307	$22,555,901

As of December 31, 2012	Level 1	Level 3	Total
ASSETS:
Loans*	$—	$42,029,457	$42,029,457
Cash equivalents	2,490,774	—	2,490,774
Total	$2,490,774	$42,029,457	$44,520,231

*For a detailed listing of borrowers comprising this amount please refer to Note 3, Summary of Investments.

The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2013			September 30, 2013
	Loans	Warrants	Stock	Loans	Warrants	Stock
Beginning balance	$18,800,571	$—	$—	$42,029,457	$—	$—
Acquisitions and originations	—	282	65,000		125,142	507,773
Principal reductions	(5,747,421)	—	—	(27,495,010)	—	—
Distribution to shareholder	—	(282)	(65,000)	—	(125,142)	(507,773)
Net change in unrealized gain from investments	533,000	—	—	232,426	—	—
Net realized loss from investments	(526,843)	—	—	(1,707,566)	—	—
Ending balance	$13,059,307	$—	$—	$13,059,307	$—	$—

Net change in unrealized gain (loss) on investments relating to investments still held at September 30, 2013	$533,000			$(928,138)

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2012			September 30, 2012
	Loans	Other investment	Warrants	Loans	Other investment	Warrants
Beginning balance	$68,700,265	$32,403	$—	$105,250,110	$29,513	$—
Acquisitions and originations	—	—	—	531,197	—	438,154
Additional Investments	—	—	—	—	6,542	—
Principal reductions	(15,094,837)	(378,347)	—	(50,637,986)	(381,999)	—
Distribution to shareholder	—	—	—	—	—	(438,154)
Net change in unrealized gain (loss) from investments	763,129	735,000	—	(297,806)	735,000	—
Net realized gain (loss) from investments	(23,575)	(389,056)	—	(500,533)	(389,056)	—
Ending balance	$54,344,982	$—	$—	$54,344,982	$—	$—

Net change in unrealized loss on investments relating to investments still held at September 30, 2012	$3,129			$(896,568)

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

5. CAPITAL STOCK

As of September 30, 2013 and December 31, 2012, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company is $270.0 million. Total contributed capital to the Company through September 30, 2013 and December 31, 2012 was $202.5 million, of which $193.5 million was contributed to the Fund.

The chart below shows the distributions of the Fund for the nine months ended September 30, 2013 and 2012.

	For the Nine Months Ended September 30, 2013	For the Nine Months Ended September 30, 2012
Cash distributions	$23,000,000	$64,000,000
Distributions of equity securities	632,915	438,154

Total distributions to shareholder	$23,632,915	$64,438,154

Final classification of the distributions as either a return of capital or a distribution of income is an annual determination made at the end of each year dependent upon the Fund's current year and cumulative earnings and profits.

6.  FINANCIAL HIGHLIGHTS

GAAP requires disclosure of financial highlights of the Fund for the periods presented, the three and nine months ended September 30, 2013 and 2012.  The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period.  The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund.  This required methodology differs from an internal rate of return.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended September 30, 2013	For the Three Months Ended September 30, 2012	For the Nine Months Ended September 30, 2013	For the Nine Months Ended September 30, 2012

Total return **	3.64%	5.33%	5.44%	10.89%

Per share amounts:
Net asset value, beginning of period	$338.30	$779.91	$447.45	$1,135.20
Net investment income	8.12	23.05	29.46	87.52
Net change in unrealized and realized gain (loss) from investments	0.06	10.84	(14.75)	(4.53)
Net increase in net assets from operations	8.18	33.89	14.71	82.99
Return of capital to shareholder	(117.80)	(221.08)	(223.94)	(565.76)
Distributions of income to shareholder	(2.85)	(18.91)	(12.39)	(78.62)

Net asset value, end of period	$225.83	$573.81	$225.83	$573.81

Net assets, end of period	$22,582,613	$57,380,873	$22,582,613	$57,380,873

Ratios to average net assets:

Expenses *	3.67%	2.65%	3.45%	2.77%
Net investment income *	14.24%	14.08%	12.13%	13.71%
* Annualized
**Total return amounts presented above are not annualized.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

In addition to the historical information contained herein, the information in this Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the securities laws.  These forward-looking statements reflect the current view of Venture Lending & Leasing V, Inc. (the “Fund”) with respect to future events and financial performance and are subject to a number of risks and uncertainties, many of which are beyond the Fund's control.  All statements, other than statements of historical facts included in this report, regarding the strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of the Fund are forward-looking statements.  When used in this report, the words “will”, “believe”, “anticipate”, “intend”, “estimate”, “expect”, “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.  All forward-looking statements speak only as of the date of this report.  The reader of this Quarterly Report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome.  The Fund's actual results could differ materially from those suggested by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, rates charged on loans and earned on securities investments and competition.  This entire Quarterly Report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Fund's business.

The Fund does not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

The Fund is 100% owned by Venture Lending & Leasing V, LLC (the “Company”).  The Fund's shares of Common Stock, at $0.001 par value, were sold to its shareholder, the Company, under a stock purchase agreement.  The Fund has issued 100,000 of the Fund's 10,000,000 authorized shares.  The Company may make additional capital contributions to the Fund.

The Fund is a financial services company primarily providing financing and advisory services to a variety of carefully selected venture-backed companies primarily located throughout the United States with a focus on growth- oriented companies.  The Fund's portfolio is well diversified and consists of companies in the communications, information services, media, and technology, including software and technology-enabled business services, bio-technology, and medical devices industry sectors, among others.  The Fund's capital is generally used by our portfolio companies to finance acquisitions of fixed assets and/or for working capital.  On February 21, 2007, the Fund completed its first closing of capital contributions, made its first investments, and became a non-diversified, closed-end investment company that elected to be treated as a business development company under the Investment Company Act of 1940.  The Fund elected to be treated for federal income tax purposes as a Regulated Investment Company ("RIC") under the Internal Revenue Code with the filing of its federal corporate income tax return for 2007.  Pursuant to this election, the Fund generally will not have to pay corporate-level taxes on any income it distributes to the Company as dividends, allowing the Fund's Company to substantially reduce or eliminate its corporate-level tax liability.

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

The Fund's investment objective is to achieve a high total return.  The Fund seeks to achieve its investment objective by providing debt financing to portfolio companies.  Since inception, the Fund's investing activities have focused primarily on private debt securities.  The Fund generally receives warrants to acquire equity securities in connection with its portfolio investments.  The Fund generally distributes these warrants to the Company upon receipt.  The Fund also has guidelines for the percentages of total assets which will be invested in different types of assets.

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

Results of Operations - For the Three and Nine Months Ended September 30, 2013 and 2012

Total investment income for the three months ended September 30, 2013 and 2012 was $1.0 million and $2.7 million, respectively, which primarily consisted of interest on the performing venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash. The decrease in investment income is due to the decrease in the average loans outstanding from $54.4 million for the three months ended September 30, 2012 to $11.8 million for the three months ended September 30, 2013, and was marginally offset by the increase in average yield from 17.23% for the three months ended September 30, 2012 to 22.67% for the three months ended September 30, 2013. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants, and loans funded during the year.

Total investment income for the nine months ended September 30, 2013 and 2012 was $3.8 million and $10.5 million, respectively, which primarily consisted of interest on the performing venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash. The decrease in investment income is due to the decrease in the average loans outstanding from $73.7 million for the nine months ended September 30, 2012 to $22.1 million for the nine months ended September 30, 2013, and was marginally offset by the increase in average yield from 17.87% for the nine months ended September 30, 2012 to 19.85% for the nine months ended September 30, 2013. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants, and loans funded during the year.

Management fees for the three months ended September 30, 2013 and 2012 were $0.1 million and $0.4 million, respectively. Management fees for the nine months ended September 30, 2013 and 2012 were $0.6 million and $1.5 million, respectively. Management fees are equal to 2.5% of the Fund's assets under management. As management fees are based on the Fund's assets under management, the decrease is due to the decrease in assets under management relative to the previous year.

Total banking and professional fees for the three months ended September 30, 2013 and 2012 were less than $0.1 million, respectively. Total banking and professional fees for the nine months ended September 30, 2013 and 2012 were $0.2 million. The banking and professional fees were comprised of legal, audit, banking and other professional fees.

Total other operating expenses for the three and nine months ended September 30, 2013 and 2012 were less than $0.1 million. These expenses included director fees, custody fee, tax fees, and other expenses related to the operation of the Fund. Other operating expenses remained relatively stable for the periods presented.

Net investment income for the three months ended September 30, 2013 and 2012 was $0.8 million and $2.3 million, respectively. Net investment income for the nine months ended September 30, 2013 and 2012 was $2.9 million and $8.8 million, respectively.

Total net realized loss from investments was $0.5 million and $0.4 million for the three months ended September 30, 2013 and 2012, respectively. Total net realized loss from investments was $1.7 million and $0.9 million for the nine months ended September 30, 2013 and 2012, respectively. The realized losses consist of write-offs, net of recoveries of previously written off uncollectible loans.

Net change in unrealized gain from investments was $0.5 million and $1.5 million for the three months ended September 30, 2013 and 2012, respectively. Net change in unrealized gain from investments was $0.2 million and $0.4 million for the nine months ended September 30, 2013 and 2012, respectively. The unrealized gain consists of fair market value adjustments to loans.

Net increase in net assets resulting from operations for the three months ended September 30, 2013 and 2012 was $0.8 million and $3.4 million, respectively.  Net increase in net assets resulting from operations for the nine months ended September 30, 2013 and 2012 was $1.5 million and $8.3 million, respectively. On a per share basis, the net increase in net assets resulting from operations was $8.18 and $33.90 for the three months ended September 30, 2013 and 2012, respectively. On a per share basis, the net increase in net assets resulting from operations was $14.71 and $82.99 for the nine months ended September 30, 2013 and 2012, respectively.

Liquidity and Capital Resources - September 30, 2013 and December 31, 2012

Total capital contributed to the Fund was $193.5 million, prior to distribution of capital, as of September 30, 2013 and December 31, 2012.  Committed capital to the Company at September 30, 2013 and December 31, 2012 was $270.0 million, of which $202.5 million had been called.  The remaining $67.5 million in committed capital as of September 30, 2013 remains uncalled. On December 9, 2011, the Fund's Board of Directors resolved that no future capital calls would be made, thus the Fund no longer has access to additional capital from investors.

As of September 30, 2013 and December 31, 2012, 41.7% and 5.5%, respectively, of the Fund's assets consisted of cash and cash equivalents.  The Fund has no unexpired unfunded commitments and does not anticipate funding any additional loans.  Net loan amounts outstanding after amortization and fair market adjustment decreased by approximately $28.9 million for the same period.  Unexpired, unfunded commitments totaled $0 as of September 30, 2013.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding – Fair Value	Unexpired Unfunded Commitments
September 30, 2013	$450.7 million	$437.6 million	$13.1 million	$—
December 31, 2012	$450.7 million	$408.7 million	$42.0 million	$—

Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid.

The Fund will seek to meet the requirements to qualify for the special pass-through status available to RICs under the Internal Revenue Code, and thus to be relieved of federal income tax on that part of its net investment income and realized capital gains that it distributes to the Company.  To qualify as a RIC, the Fund must distribute to the Company for each taxable year at least 90% of its investment company taxable income (consisting generally of net investment income and net short-term capital gain) (“Distribution Requirement”).  To the extent that the terms of the Fund's venture loans provide for the receipt by the Fund of additional interest at the end of the loan term or provide for the receipt by the Fund of a purchase price for the asset at the end of the loan term (“residual income”), the Fund would be required to accrue such residual income over the life of the loan, and to include such accrued income in its gross income for each taxable year even if it receives no portion of such residual income in that year. Thus, in order to meet the Distribution Requirement and avoid payment of income taxes or an excise tax on undistributed income, the Fund may be required in a particular year to distribute as a dividend an amount in excess of the total amount of income it actually receives.  Those distributions will be made from the Fund's cash assets, from amounts received through amortization of loans or from borrowed funds.

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

The Fund manages its credit risk by maintaining a portfolio that is diverse by industry, size of investment, stage of development, and borrower.  The Fund has limited exposure to public market price fluctuations as the Fund primarily invests in private business enterprises and the Fund generally distributes all equity securities upon receipt to the Company.

The Fund's investments are subject to market risk based on several factors, including, but not limited to, the investment's credit history, available cash, support of the borrower's underlying investors, available liquidity, "burn rate", revenue income, security interest, secondary markets for collateral, the size of the loan, and term of the loan.

The Fund's sensitivity to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of assets and liabilities.  The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates.  Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net income by less than $0.1 million.  This translates to less than 1% of net income for the three and nine months ended September 30, 2013.

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

Item 1A. Risk Factors

See Item 1A - 'Risk Factors' in the Fund's 2012 Annual Report on Form 10-K for a detailed description of the risks attendant to the Fund and its business. There were no material changes to these factors during the three or six months ended September 30, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Prior to the Fund's commencement of operations on February 21, 2007, the Fund sold 100,000 shares to the Fund's sole shareholder, the Company, for $25,000 in September 2006.  No other shares of the Fund have been sold; however, the Fund received an additional $193.5 million of paid in capital during the period from February 21, 2007 through September 30, 2013, which has been and will be used to acquire venture loans and fund operations.

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

VENTURE LENDING & LEASING V, INC.
(Registrant)
Chairman and Chief Executive Officer
By:	/s/ Maurice C. Werdegar	By:	/s/ Martin D. Eng
Maurice C. Werdegar		Martin D. Eng
President and Chief Executive Officer		Chief Financial Officer
Date:	November 8, 2013	Date:	November 8, 2013

EXHIBIT INDEX

Exhibit Number	Description
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