Form 10-K
period 2013-12-31
Venture Lending & Leasing V, Inc.
filed 2014-03-21
CIK 1376067

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2013
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
The number of shares outstanding of each of the issuer's classes of common stock, as of March 21, 2014 was 100,000.

Documents Incorporated by Reference

Document Description		10-K Part
Specifically Identified Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held	May 7, 2014	III

PART I.

ITEM 1.	BUSINESS
Introduction.
Venture Lending & Leasing V, Inc. (the “Fund”) was incorporated in Maryland on August 21, 2006, as a non-diversified, closed-end management investment company electing status as a business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”).  The Fund is a wholly owned subsidiary of Venture Lending & Leasing V, LLC, a Delaware limited liability company (the “Company”).  The purpose of the Fund is to provide asset-based financing to venture-capital-backed companies, in the form of secured loans.  Additionally, the Fund may provide debt financing to public and late-stage private companies.  Prior to commencing its operations on February 21, 2007, the Fund had no operations other than the sale of 100,000 shares of common stock, $0.001 par value to the Company for $25,000 in September 2006.  As of December 31, 2013, the Fund meets the requirements, including diversification requirements, to qualify as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986.
The Fund's shares of Common Stock, at $0.001 par value (“Shares”) are held entirely by the Company.  As capital is required to finance the acquisition of loans, additional capital is provided by the Company.
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
GENERAL
Reliance on Management.  The Fund is wholly dependent for the selection, structuring, closing and monitoring of its investments on the diligence and skill of the Manager, acting under the supervision of the Fund's Board of Directors.  Although the principals of the Manager have over several decades of combined experience in investing in venture lending transactions and equity investments, there can be no assurance that the Fund will attain its investment objective.  Furthermore, the Manager does not have substantial experience investing in special situations such as convertible and subordinated debt of public and late-stage private companies.  The officers of the Manager have primary responsibility for the selection of the companies in which the Fund invests, the negotiation of the terms of such investments and the monitoring of such investments after they are made.  Although the officers of the Manager intend to devote such time as is necessary to the affairs of the Fund, they are not required to devote full time to the management of the Fund.  Furthermore, there can be no assurance that any officer will remain associated with the Manager or that, if an officer ceased to be associated with the Manager, the Manager would be able to find a qualified person or persons to fill their positions.
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
Lenders have also required that the Fund agree to loan covenants limiting the Fund's ability to incur additional debt or otherwise limiting the Fund's flexibility, and loan agreements provide for acceleration of the maturity of the indebtedness if certain financial tests are not met.  To minimize risks associated with lending money at fixed rates, the Fund enters into interest rate hedging transactions with respect to all or any portion of the Fund's investments.  There can be no assurance that such interest rate hedging transactions will be available in forms acceptable to the Fund.  The variable interest rate that the Fund's lenders charge cannot be perfectly hedged, and there may be a divergence between the interest rate obtained by the Fund on its interest rate hedging transactions and the interest rate charged to the Fund by its lenders.  In addition, entering into interest rate hedging transactions raises costs to the Fund.  Finally, it is possible that the Fund could incur losses from being “over-hedged” which would result if the loan that was hedged is repaid faster than expected.
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
Challenges in Financial Markets.  The ability of the Fund to provide an acceptable return may be adversely affected by economic factors to which the marketplace is subject.  Volatility in the global financial markets reached unprecedented levels during the year ended 2008 and 2009 and these conditions may return . The Fund's estimates of fair value are based on the best information available to the Manager as of the date of valuation. Restrictions on the availability of financing as well as the current economic environment have resulted in a low volume of purchase and sale transactions for certain investments, limiting the number of observable input available to management in making their estimates of fair value. This market turmoil could have a material adverse effect on the Fund's business and operations.
Market conditions could also adversely impact the ability of the Fund's borrowers to meet their obligations to the Fund and the value of the Fund's direct investments in companies.  Most of the companies in which the Fund invests have not achieved profitability and require substantial equity financing to satisfy their continuing growth and working capital requirements.  A weak economy could hinder and possibly decrease the demand for such borrower's products and technology, thereby impairing such borrower's financial condition and ability to raise additional equity financing from outside investors.  This could result in an increase in borrower defaults under their obligations to the

Fund, or a decrease in the value of the Fund's direct equity investments.  U.S. and global economic conditions could deteriorate and beweak for an extended period of time. Additionally, it is possible that market conditions could decrease the demand for venture loans.
CONFLICTS OF INTEREST
Transactions with Venture Lending & Leasing IV, LLC, formerly Venture Lending & Leasing IV, Inc..  The Manager also serves as investment manager for Fund IV.  The Fund's board of directors determined that so long as Fund IV has capital available to invest in loan transactions with final maturities earlier than December 31, 2012 (the date on which Fund IV was dissolved), the Fund would invest in each portfolio company in which Fund IV invests (“Investments”).  The amount of each Investment was allocated 50% to the Fund and 50% to Fund IV so long as Fund IV had capital available to invest.  Since May 2008, Fund IV was no longer permitted to enter into new commitments to borrowers; however, Fund IV was permitted to fund existing commitments.  While investing the Fund's capital in the same companies in which Fund IV was also investing provided the Fund with greater diversification and access to larger transactions, it could have also resulted in a slower pace of investment than would be the case if the Fund were investing in companies by itself.

    Transactions with Venture Lending & Leasing VI, Inc. (“Fund VI”). The Manager also serves as investment manager for Fund VI.  Initially the amount of each Investment had been allocated 50% to the Fund and 50% to Fund VI so long as the Fund had capital available to invest.  This percentage may have been changed after the final close of capital at which time a determination of the percentage allocation will have been made. After February 2011, the Fund was no longer permitted to enter into new commitments to borrowers; however, the Fund is permitted to fund existing commitments.  While investing the Fund's capital in the same companies in which Fund VI is also investing could provide the Fund with greater diversification and access to larger transactions, it could also result in a slower pace of investment than would be the case if the Fund were investing in companies by itself.

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
The number of holders of record of the Fund's Common Stock at March 21, 2014 was 1.
The Fund has a policy of distributing securities as acquired.  The Fund values these securities at fair value at the time of acquisition in accordance with the Fund's policy on valuation detailed in Note 2 to the financial statements.  In addition, some expenses of the Company may be paid by the Fund, and will be deemed as distributions to the Company.  The Fund has established a policy of declaring dividends on a quarterly basis to the extent that taxable income of the fund less applicable reserves exceeds warrant distributions and deemed distributions.  As of December 31, 2013, the Fund had distributed $232.0 million to date to its shareholders, of which $201.0 million was in cash.

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

	For the Year Ended	For the Year Ended	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009
Statement of Operations Data:
Investment income:
Interest on loans	$4,003,262	$11,934,017	$24,379,796	$23,418,920	$24,298,202
Other interest and other income	799	255,650	18,744	225,699	99,861
Total investment income	4,004,061	12,189,667	24,398,540	23,644,619	24,398,063
Expenses:
Management fees	710,445	1,762,508	3,582,723	4,227,766	4,798,290
Interest expense	—	—	40,745	267,804	237,677
Banking and professional fees	314,274	264,342	263,660	354,706	415,853
Other operating expenses	96,757	136,329	138,176	137,869	148,819
Total expenses	1,121,476	2,163,179	4,025,304	4,988,145	5,600,639
Net investment income	2,882,585	10,026,488	20,373,236	18,656,474	18,797,424

Net realized loss from investments	(1,636,209)	(4,188,925)	(3,726,282)	(2,935,277)	(4,122,957)
Net change in unrealized gain (loss) from investments	122,425	2,922,841	4,326,947	(3,680,278)	(4,803,944)
Net realized and unrealized gain (loss) from investment and hedging activities	(1,513,784)	(1,266,084)	600,665	(6,615,555)	(8,926,901)
Net increase in net assets resulting from operations	$1,368,801	$8,760,404	$20,973,901	$12,040,919	$9,870,523

AMOUNTS PER COMMON SHARE:
Net increase in net assets resulting from operations	$13.69	$87.60	$209.74	$120.41	$98.71
Weighted Average Shares Outstanding	100,000	100,000	100,000	100,000	100,000

	As of	As of	As of	As of	As of
	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009
Balance Sheet Data:
Loans	$9,262,163	$42,029,457	$105,250,110	$137,614,630	$141,980,642
Net assets	$22,480,474	$44,744,587	$113,519,812	$163,720,540	$175,761,560

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
The Fund is a financial services company providing financing and advisory services to a variety of carefully selected venture-backed companies throughout the United States with a focus on growth oriented companies. The Fund’s portfolio is well diversified and consists of companies in the communications, information services, media, and technology, including software and technology-enabled business services, bio-technology, and medical devices industry sectors, among others. The Fund’s capital is generally used by our portfolio companies to finance acquisitions of fixed assets and working capital. On February 21, 2007, the Fund completed its first closing of capital, made its first investment, and became a non-diversified, closed-end investment company that elected to be treated as a business development company (a "BDC") under the Investment Company Act of 1940. The Fund elected to be treated for federal income tax purposes as a regulated investment company (a "RIC") under the Internal Revenue Code with the filing of its federal corporate income tax return for 2007. Pursuant to this election, the Fund generally will not have to pay corporate-level taxes on any income distributed to our shareholder as dividends, allowing the Fund to substantially reduce or eliminate its corporate-level tax liability.

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
Results of Operations – For the years ended December 31, 2013, 2012, and 2011
Total investment income for the years ended December 31, 2013, 2012, and 2011 was $4.0 million, $12.2 million and $24.4 million, respectively, which primarily consisted of interest on venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash, commitment fees and non-cash consideration. The decline in investment income was primarily due to the decrease in the average loans outstanding from $123.6 million for the year ended December 31, 2011 to $66.3 million for the year ended December 31, 2012, to $18.4 million for the year ended December 31, 2013. Additionally, the average interest rate decreased from 18.90% for the year ended December 31, 2011, to 17.36% for the year ended December 31, 2012, and increased to 19.27% for the year ended December 31, 2013. The decrease in the average loans outstanding for the year ended December 31, 2013 was marginally offset by the increase in the average interest rate during the year. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs and volatility of values ascribed to warrants during the year.
Expenses for the years ended December 31, 2013, 2012, and 2011 were $1.1 million and $2.2 million, and $4.0 million, respectively. Management fees were calculated based on a percentage of Fund assets. Management fees for the Fund were $0.7 million, $1.8 million, and $3.6 million for the years ended December 31, 2013, 2012, and 2011, respectively. Management fees decreased in 2013, 2012 and 2011 due to the decrease in assets in 2013, 2012, and 2011, respectively.
Interest expense was $0, $0 and less than $0.1 million for the years ended December 31, 2013, 2012, and 2011. Borrowings under the debt facility were $0 as of December 31, 2013, 2012, and 2011. The interest expense was comprised of fees on the unused portion of the debt facility and amortization of prepaid bank facility fee and legal fee pertaining to the debt facility. On February 20, 2009, the Fund entered into agreements with Union Bank, N.A. that established a secured revolving loan facility in an initial amount of up to $30,000,000. On June 11, 2009, the Fund borrowed $1.0 million under the new debt facility and on September 11, 2009, the Fund fully paid its borrowing under the debt facility. As of December 31, 2013, 2012 and 2011, the Fund had no debt.
Banking and professional fees were $0.3 million for each of the years ended December 31, 2013, 2012, and 2011. Banking and professional fees fees remained relatively stable for the years presented.
Other operating expenses were $0.1 million, for each of the years ended December 31, 2013, 2012, and 2011. These expenses included director fees, custody fee, tax fees, and other expenses related to the operation of the Fund. Other operating expenses remained relatively stable for the years presented.
The net realized loss from investments was $1.6 million, $4.2 million, and $3.7 million for the years ended December 31, 2013, 2012, and 2011 respectively. The realized losses consist of write offs, net of recoveries of previously written off uncollectible loans.
Net change in unrealized gain from investments was $0.1 million, $2.9 million, and $4.3 million for the years ended December 31, 2013, 2012, and 2011, respectively. The unrealized loss consists of fair market value adjustments of loans.
Net increase in net assets resulting from operations for the years ended December 31, 2013, 2012, and 2011 was $1.4 million, $8.8 million, and $21.0 million, respectively. On a per share basis, for the years ended December 31, 2013, 2012, and 2011, there was a net increase in net assets resulting from operations of $13.69, $87.60, and $209.74, respectively.

Liquidity and Capital Resources -- December 31, 2013 and 2012
The Fund is owned entirely by the Company. The Company was expected, but not required, to make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances. As of December 31, 2013 and 2012 the Company had received subscriptions for capital in the amount of $270.0 million, of which $202.5 million had been called and received. As of December 31, 2013 and 2012, $67.5 million of capital remained uncalled. On December 9, 2011, the Fund's board resolved that no future capital calls would be made; thus the Fund no longer has access to additional capital from investors.

On February 20, 2009, the Fund entered into agreements with Union Bank, N.A. that established a secured revolving loan facility in an initial amount of up to $30,000,000. Borrowings by the Fund were collateralized by the personal property and other assets of the Fund. Loans under the facility were, at the option of the Fund, either Reference Rate loans or LIBOR loans. The Fund paid interest on its borrowings and also paid a fee on the unused portion of the facility. On September 11, 2009, the Fund fully paid its borrowing under the debt facility and the facility terminated on February 18, 2011. As of December 31, 2013 and 2012, 59% and 6%, respectively of the Fund’s assets consisted of cash and cash equivalents. The Fund invested its assets in venture loans during 2013 and 2012. Amounts disbursed under the Fund’s loan commitments was $0 for the year ended December 31, 2013. Net loan amounts outstanding after amortization and valuation adjustments were approximately $9.3 million as of December 31, 2013. Unexpired unfunded commitments as of December 31, 2013 were approximately $0.

Year Ended	Cumulative Amount Disbursed	Principal Amortization and Fair Market Adjustment	Balance Outstanding– Fair Value	Unexpired Unfunded Commitments
December 31, 2013	$450.7 million	$441.4 million	$9.3 million	$—
December 31, 2012	$450.7 million	$408.7 million	$42.0 million	$—
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
The Fund manages its market risk by maintaining a portfolio that is diverse by industry, size of investment, stage of development, and borrower. The Fund has limited exposure to public market price fluctuations as the Fund primarily invests in private business enterprises and the Fund distributes all equity investments upon receipt to the Company.
The Fund's sensitivity to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net increase in net assets resulting from operations by less than 1% for the year ended December 31, 2013.
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
December 31, 2013 (Unaudited)

	Quarterly Information for the Three Months Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Investment Income:
Interest on loans	$1,372,534	$1,389,489	$1,021,575	$219,664
Other interest and other income	74	166	204	355
Total investment income	1,372,608	1,389,655	1,021,779	220,019
Expenses:
Management fees	213,222	213,174	142,477	141,572
Banking and professional fees	62,034	97,123	50,643	104,474
Other operating expenses	19,184	23,628	16,474	37,471
Total expenses	294,440	333,925	209,594	283,517
Net investment income	1,078,168	1,055,730	812,185	(63,498)
Net realized gain (loss) from investments	(176,379)	(1,004,344)	(526,843)	71,357
Net change in unrealized gain (loss) from investments	(471,937)	171,362	533,000	(110,000)
Net realized and change in unrealized gain (loss) from investments	(648,316)	(832,982)	6,157	(38,643)
Net increase (decrease) in net assets resulting from operations	$429,852	$222,748	$818,342	$(102,141)
Amount per common share:
Net increase (decrease) in net assets resulting from operations	$4.30	$2.23	$8.18	$(1.02)
Weighted average shares outstanding	100,000	100,000	100,000	100,000

December 31, 2012 (Unaudited)

	Quarterly Information for the Three Months Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Investment Income:
Interest on loans	3,834,836	$3,692,922	$2,733,057	1,673,202
Other interest and other income	250,623	51	4,924	52
Total investment income	4,085,459	3,692,973	2,737,981	1,673,254
Expenses:
Management fees	628,761	490,758	361,461	281,528
Banking and professional fees	114,779	36,137	46,106	67,320
Other operating expenses	23,958	37,075	25,768	49,528
Total expenses	767,498	563,970	433,335	398,376
Net investment income	3,317,961	3,129,003	2,304,646	1,274,878
Net realized loss from investments	—	(476,958)	(412,631)	(3,299,336)
Net change in unrealized gain(loss) from investments	(583,360)	(477,575)	1,498,129	2,485,647
Net realized and unrealized gain (loss) from investment activities	(583,360)	(954,533)	1,085,498	(813,689)
Net increase in net assets resulting from operations	$2,734,601	$2,174,470	$3,390,144	$461,189
Amount per common share:
Net increase in net assets resulting from operations	$27.35	$21.74	$33.90	$4.61
Weighted average shares outstanding	100,000	100,000	100,000	100,000

December 31, 2011 (Unaudited)

	Quarterly Information for the Three Months Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Investment Income:
Interest on loans	$5,909,010	$7,685,472	$6,171,612	$4,613,702
Other interest and other income	18,482	7	2	253
Total investment income	5,927,492	7,685,479	6,171,614	4,613,955
Expenses:
Management fees	1,005,425	979,820	882,149	715,329
Interest expense	40,745	—	—	—
Banking and professional fees	75,274	27,650	88,872	71,864
Other operating expenses	28,520	21,818	41,470	46,368
Total expenses	1,149,964	1,029,288	1,012,491	833,561
Net investment income	4,777,528	6,656,191	5,159,123	3,780,394
Net realized loss from investments	(132,849)	(317,337)	(2,531,752)	(744,344)
Net change in unrealized gain from investments	1,386,488	314,345	2,062,643	563,471
Net realized and unrealized gain (loss) from investment activities	1,253,639	(2,992)	(469,109)	(180,873)
Net increase in net assets resulting from operations	$6,031,167	$6,653,199	$4,690,014	$3,599,521
Amount per common share:
Net increase in net assets resulting from operations	$60.31	$66.53	$46.90	$36.00
Weighted average shares outstanding	100,000	100,000	100,000	100,000

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.
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
There have not been any changes in the Fund’s internal control over financial reporting identified in connection with Management’s Report that occurred during the Fund’s fiscal quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.
MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.
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
Changes in Internal Controls
There were no significant changes in the Fund's internal controls or in other factors that could significantly affect these controls during the fiscal year ended December 31, 2013.

ITEM 9.B.	OTHER INFORMATION
Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The following are the executive officers of the Fund.  All officers serve at the pleasure of the Fund's Board.

Name and Position With Fund	Age	Occupation During Past Five Years
Ronald W. Swenson, Chairman, and Director	69	Chairman, CEO, Director, and other positions for Westech Investment Advisors since 1994
Maurice C. Werdegar, President and Chief Executive Officer	49	COO, Director and other positions for Westech Investment Advisors since 2001
Jay L. Cohan, Vice President, Assistant Secretary	49	Vice President, Assistant Secretary and other positions for Westech Investment Advisors since 1999
Martin D. Eng, Vice President, CFO, Treasurer, and Secretary	62	Vice President, CFO, Treasurer and Secretary for Westech Investment Advisors since 2005.
David R. Wanek, Vice President	41	Vice President and other positions for Westech Investment Advisors since 2001
The information required by this item concerning the directors of the Fund and Section 16(a) compliance will be contained in the Fund's Proxy Statement filed in connection with the Annual Meeting of Shareholders to be held on May 7, 2014 (“Proxy Statement”) under the captions “Proposal 1 -- To Elect Five Directors of the Fund” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.
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

(a)	1. Index to Financial Statements and Financial Statement Schedules
Report of Independent Registered Public Accounting Firm

Statements of Assets and Liabilities as of December 31, 2013 and 2012
Statements of Operations for the years ended December 31, 2013, 2012 and 2011
Statements of Changes in Net Assets for the years ended December 31, 2013, 2012 and 2011
Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011
Notes to Financial Statements for the years ended December 31, 2013 and 2012. No schedules are required because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the required information is included in the financial statements and the notes thereto.

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
VENTURE LENDING & LEASING V, INC.
(Registrant)

By:	/S/Maurice C. Werdegar		By:	/S/Martin D. Eng
	Maurice C. Werdegar			Martin D. Eng
	President and Chief Executive Officer			Chief Financial Officer
	Date:	March 21, 2014		Date:	March 21, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	NAME	TITLE	DATE

By:	/S/ Scott Taylor	Director	March 21, 2014
Scott Taylor

By:	/S/ Arthur C. Spinner	Director	March 21, 2014
Arthur C. Spinner

By:	/S/ Ronald W. Swenson	Chairman	March 21, 2014
Ronald W. Swenson

By:	/S/ George Von Gehr	Director	March 21, 2014
George Von Gehr

By:	/S/ Maurice C. Werdegar	President, CEO & Director	March 21, 2014
Maurice C. Werdegar

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholder of
Venture Lending & Leasing V, Inc.:

We have audited the accompanying statements of assets and liabilities of Venture Lending & Leasing V, Inc. (the "Fund") as of December 31, 2013 and 2012, and the related statements of operations, cash flows, and changes in net assets for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of loans owned as of December 31, 2013, by correspondence with the borrowers; where replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Venture Lending & Leasing V, Inc. as of December 31, 2013 and 2012, and the results of its operations, its cash flows, and changes in its net assets for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the financial statements include investments valued at $9.3 million (40.9% of total assets) and $42.0 million (93.3% of total assets) as of December 31, 2013 and 2012, respectively, whose fair values have been estimated by management in the absence of readily determinable fair values. Also discussed in Note 2 is the information used by management in making these estimates.

/s/ Deloitte & Touche LLP
March 21, 2014
San Francisco, California

VENTURE LENDING & LEASING V, INC.
Statements of Assets and Liabilities
As of December 31, 2013 and 2012

	December 31, 2013	December 31, 2012
ASSETS
Loans, at estimated fair value
(Cost of $12,129,171 and $45,018,891)	$9,262,163	$42,029,457
Cash and cash equivalents	13,305,445	2,490,774
Other assets	83,981	524,169

Total assets	22,651,589	45,044,400

LIABILITIES
Accrued management fees	141,572	281,528
Accounts payable and other accrued liabilities	29,543	18,285

Total liabilities	171,115	299,813

NET ASSETS	$22,480,474	$44,744,587

Analysis of Net Assets:

Capital paid in on shares of capital stock	$193,525,000	$193,525,000
Return of capital distributions	(167,280,510)	(144,893,971)
Accumulated deficit	(3,764,016)	(3,886,442)
Net assets (equivalent to $224.80 and $447.45 per share based on 100,000 shares of capital stock outstanding - See Note 5)	$22,480,474	$44,744,587

See notes to financial statements.

VENTURE LENDING & LEASING V, INC.
Statements of Operations
For the Years Ended December 31, 2013, 2012 and 2011

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011
INVESTMENT INCOME:
Interest on loans	$4,003,262	$11,934,017	$24,379,796
Other interest and other income	799	255,650	18,744
Total investment income	4,004,061	12,189,667	24,398,540

EXPENSES:
Management fees	710,445	1,762,508	3,582,723
Interest expense	—	—	40,745
Banking and professional fees	314,274	264,342	263,660
Other operating expenses	96,757	136,329	138,176
Total expenses	1,121,476	2,163,179	4,025,304
Net investment income	2,882,585	10,026,488	20,373,236

Net realized loss from investments	(1,636,209)	(4,188,925)	(3,726,282)
Net change in unrealized gain from investments	122,425	2,922,841	4,326,947
Net realized and change in unrealized gain (loss) from investments	(1,513,784)	(1,266,084)	600,665

Net increase in net assets resulting from operations	$1,368,801	$8,760,404	$20,973,901
Net increase in net assets resulting from operations per share	$13.69	$87.60	$209.74
Weighted average shares outstanding	100,000	100,000	100,000

See notes to financial statements.

VENTURE LENDING & LEASING V, INC.
Statements of Changes in Net Assets
For the Years Ended December 31, 2013, 2012 and 2011

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011
Net increase in net assets resulting from operations:
Net investment income	$2,882,585	$10,026,488	$20,373,236
Net realized loss from investments	(1,636,209)	(4,188,925)	(3,726,282)
Net change in unrealized gain from investments	122,425	2,922,841	4,326,947
Net increase in net assets resulting from operations	1,368,801	8,760,404	20,973,901
Distributions of income to shareholder	(1,246,375)	(5,837,563)	(16,646,954)
Return of capital to shareholder	(22,386,539)	(71,698,066)	(54,527,675)
Total decrease	(22,264,113)	(68,775,225)	(50,200,728)

Net assets
Beginning of year	44,744,587	113,519,812	163,720,540

End of year	$22,480,474	$44,744,587	$113,519,812

See notes to financial statements.

VENTURE LENDING & LEASING V, INC.
Statements of Cash Flows
For the Years Ended December 31, 2013, 2012 and 2011

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$1,368,801	$8,760,404	$20,973,901
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net realized loss from investments	1,636,209	4,188,925	3,726,282
Net change in unrealized gain from investments	(122,425)	(2,922,841)	(4,326,947)
Receipt of equity securities as payment for waiver	(65,282)	(183,758)	—
Amortization of deferred costs related to borrowing facility	—	—	24,412
Net decrease in other assets	440,188	991,144	555,177
Payments for other investment	—	(6,542)	—
Proceeds from other investments	—	381,999	—
Net decrease in accounts payable, other accrued
liabilities, and accrued management fees	(128,697)	(632,895)	(1,112,560)
Origination of loans	—	(531,197)	(46,799,679)
Principal payments on loans	30,685,877	61,805,660	78,200,475
Acquisition of equity securities	—	(17,709)	(2,558,645)
Net decrease in other investment	—	—	3,689
Net cash provided by operating activities	33,814,671	71,833,190	48,686,105
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distribution to shareholder	(23,000,000)	(77,000,000)	(66,800,000)
Net cash used in financing activities	(23,000,000)	(77,000,000)	(66,800,000)
Net increase (decrease) in cash and cash equivalents	10,814,671	(5,166,810)	(18,113,895)
CASH AND CASH EQUIVALENTS:
Beginning of year	2,490,774	7,657,584	25,771,479
End of year	$13,305,445	$2,490,774	$7,657,584
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE YEAR FOR:
Interest	$—	$—	$46,667
NON-CASH ACTIVITIES:
Receipt of equity securities as repayment of loan	$567,633	$334,162	$962,229
Distributions of equity securities to shareholder	$632,915	$535,629	$4,374,629
Conversion of receivable to stock	$—	$—	$1,595
Conversion of note to stock	$—	$—	$250,000

See notes to financial statements.

VENTURE LENDING & LEASING V, INC.
Notes to Financial Statements for the Years Ended December 31, 2013 and 2012
1. ORGANIZATION AND OPERATIONS OF THE FUND
Venture Lending & Leasing V, Inc. (the “Fund”) was incorporated in Maryland on August 21, 2006 as a non-diversified closed-end management investment company electing status as a business development company (“BDC”) under the Investment Company Act of 1940, as amended ("1940 Act") and is managed by Westech Investment Advisors, LLC, formerly known as Westech Investment Advisors, Inc. (“Manager” or “Management”). The Fund will be dissolved on December 31, 2015 unless an election is made to dissolve earlier by the Board of Directors of the Fund (the "Board"). One hundred percent of the stock of the Fund is held by Venture Lending & Leasing V, LLC (the “Company”).  Prior to commencing its operations on February 21, 2007, the Fund had no operations other than the sale to the Company of 100,000 shares of common stock, $0.001 par value for $25,000 in September 2006.  This issuance of stock was a requirement in order to apply for a finance lender's license from the California Commissioner of Corporations, which was obtained by the Fund on January 10, 2007.
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
On December 9, 2011, the Board decided that no new capital calls will be made, thus the Fund no longer has access to additional capital from investors
The portfolio investments of the Fund consist of debt financing to early and late stage venture capital backed technology companies.
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
Interest Income
Interest income on loans is recognized using the effective interest method including amounts resulting from the amortization of discounts attributable to equity securities received as part of the loan transaction.  Additionally, fees received as part of the transaction are added to the loan discount and amortized over the life of the loan.
Valuation Procedures
The Fund accounts for loans at fair value in accordance with the “Valuation Methods” below.  All valuations are determined under the direction of Manager, in accordance with this policy.
The Fund's loans are valued in connection with the issuance of its periodic financial statements, the issuance or repurchase of the Fund's shares at a price equivalent to the current net asset value per share, and at such other times as required by law.  On a quarterly basis, Management will submit to the Board a “Valuation Report,” which details the rationale for the valuation of investments.
As of December 31, 2013 and 2012, the financial statements include nonmarketable investments of $9.3 million and $42.0 million (or approximately 40.9% and 93.3% of the total assets) with fair values determined by the Manager in the absence of readily determinable market values.  Because of the illiquidity of the Fund's investments, a substantial portion of its assets are carried at fair value as determined by the Manager in accordance with the Fund's policy as approved by the Board. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.
Loans

The Fund defines fair value as the price that would be received to sell an asset or paid to lower a liability in an orderly transaction between market participants at the measurement date. There is no secondary market for the loans made by the Fund to borrowers; hence Management determines fair value based on hypothetical markets. Venture loans are generally held to maturity and are recorded at estimated fair value. The determination of fair value is based on a number of factors including the amount for which an investment could be exchanged in a current sale, which assumes an orderly disposition over a reasonable period other than in a forced sale. Management considers the fact that no ready market exists for substantially all of the investments held by the Fund. Management determines whether to adjust the estimated fair value of a loan based on a number of factors including but not limited to the borrower's payment history, available cash and “burn rate,” revenues, net income or loss, the likelihood that the borrower will be able to secure additional financing in the future, as well as an evaluation of the general interest rate environment. The amount of any valuation adjustment considers liquidation analysis and is determined based upon a credit analysis of the borrower and an analysis of the expected recovery from the borrower, including consideration of factors such as the nature and quality of the Fund's security interests in collateral, the estimated value of the Fund's collateral, the size of the loan, and the estimated time that will elapse before the Fund achieves a recovery. Management has evaluated these factors and has concluded that the effect of deterioration in the quality of the underlying collateral, increase in the size of the loan and increase in the estimated time to recovery would have the effect of lowering the value of the current portfolio of loans.

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

If a borrower of a non-accrual loan resumes making regular payments and Management deems that the borrower has sufficient resources that it is unlikely the loan will return to non-accrual status, the loan is re-classified back to accrual or performing status. Interest that would have been accrued during the non-accrual status will be added back to the remaining payment schedule, and thus changing the effective interest rate.

As of December 31, 2013 and 2012, loans with a cost basis of $7.8 million and $9.4 million and a fair value of $4.9 million and $6.4 million, respectively, have been classified as non-accrual.

Warrants and Stock

Warrants and stock that are received in connection with loan transactions generally will be assigned a fair value at the time of acquisition, unless a market price is available. These securities are then distributed by the Fund to the Company at the assigned value. Warrants are valued based on a modified Black-Scholes option pricing model which takes into account underlying stock value, expected term, volatility, and riskfree interest rate, among other factors.

Underlying asset value is estimated based on information available, including information regarding recent rounds of funding of the portfolio company, or the publicly-quoted stock price at the end of the financial reporting period for warrants for comparable publicly-quoted securities.

Volatility, or the amount of uncertainty or risk about the size of the changes in the warrant price, is based on an index of publicly traded companies grouped by industry and which are similar in nature to the underlying client companies issuing the warrant (“Industry Index”). The volatility assumption for each Industry Index is based on the average volatility for individual public companies within the client company's industry for a period of time approximating the expected life of the warrants. For the year ended December 31, 2013, the Fund used the volatility rates ranging from 36% to 77%. A hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.

The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings, and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. The remaining expected lives of warrants may be adjusted from time to time to reflect new facts and circumstances. For the year ended December 31, 2013, the Fund assumed the average duration of a warrant is 3 years. The effect of a hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.

The risk-free interest rate is derived from the constant maturity tables issued by the U.S. Treasury Department. During the year ended December 31, 2013, the Fund used a monthly risk-free rate ranging from 0.31% to 0.66%. The effect of a hypothetical increase in the estimated risk-free rate used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.

On an annual basis, the Fund engages an independent valuation company to provide valuation assistance. This company evaluates the Fund's valuation methodology and assumptions of reasonableness. The independent third party also calculates several of the inputs used such as volatility and risk-free rate. Upon the receipt of such data, a sample test is performed to ensure the accuracy of the third party calculations and that the source of data is reliable and consistent with the way in which the calculations were made in prior periods. Such inputs are entered into the database with a second review to ensure the accuracy of the input information. All calculations of warrant values are performed by one employee and reviewed by a second party. The inputs of the modified Black-Scholes option pricing model are reevaluated every quarter.

Other Assets and Liabilities

As of December 31, 2013 and 2012, the fair values of Other Assets and Liabilities are estimated at their carrying values because of their short-term nature.

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
Challenges in Financial Markets
The ability of the Fund to provide an acceptable return may be adversely affected by economic factors to which the marketplace is subject.  Volatility in the global financial markets reached unprecedented  levels during the year ended 2008 and 2009, and these conditions may return. The Fund's estimates of fair value are based on the best information available to the Manager as of the date of valuation. Restrictions on the availability of financing as well as the current economic environment have resulted in a low volume of purchase and sale transactions, limiting the number of observable inputs available to Management in making their estimates of fair value. This market turmoil could have a material adverse effect on the Fund's business and operations.

Market conditions could also adversely impact the ability of the Fund's borrowers to meet their obligations to the Fund and the value of the Fund's direct investments in companies.  Most of the companies in which the Fund invests have not achieved profitability and require substantial equity financing to satisfy their continuing growth and working capital requirements.  A weak economy could hinder and possibly decrease the demand for such borrower's products and technology, thereby impairing such borrower's financial condition and ability to raise additional equity financing from outside investors.  This could result in an increase in borrower defaults under their obligations to the Fund, or a decrease in the value of the Fund's direct equity investments.  U.S. and global economic conditions could continue to deteriorate and remain weak for an extended period of time. Additionally, it is possible that market conditions could decrease the demand for venture loans.
Tax Status

             The Fund has elected to be treated as a Regulated Investment Company ("RIC") under Subchapter M of the Internal
Revenue Code (the "Code") and operates in a manner so as to qualify for the tax treatment applicable to RICs.

                In order to qualify for favorable tax treatment as a RIC, the Fund is required to distribute annually to its shareholder at least 90% of its investment company taxable income, as defined by the Code. To avoid federal excise taxes, the Fund must distribute annually at least 98% of our ordinary income and 98.2% of net capital gains from the current year and any undistributed ordinary income and net capital gains from the preceding years. The Fund, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. If the Fund chooses to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to its shareholder. The Fund will accrue excise tax on estimated undistributed taxable income as required.

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

                The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder's tax basis in its shares. The cumulative amount is disclosed on the Statements of Assets and Liabilities as return of capital distributions. Cumulative return of capital distributions were $167.3 million and $144.9 million as of December 31, 2013 and 2012, respectively.  As of December 31, 2013, the Fund had no uncertain tax positions.

The Fund's tax years open to examination by major jurisdictions are 2010 and forward.
3. SUMMARY OF INVESTMENTS
Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and/or provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment.  As of December 31, 2013, the Fund's investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industries shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below (the sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).
The Fund defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale.
Loan balances are summarized by borrower.  Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded.  Each loan drawn under a commitment has a different maturity date and amount.  For the years ended December 31, 2013 and 2012, the weighted-average interest rate on performing loans was 19.27% and 17.36%, respectively.  These rates were inclusive of both cash and non-cash interest income. For the years ended December 31, 2013 and 2012, the weighted-average interest rate on the cash portion of the interest income was 14.45% and 13.65%, respectively. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs volatility of values ascribed to warrants, and loans funded during the year.
The risk profile of a loan changes when events occur that impact the credit analysis of the borrower and loan as discussed in the Fund’s loan accounting policy. Such changes result in the fair value being adjusted from par value of the individual loan. Where the risk profile is consistent with the original underwriting, which is primarily the case for this loan portfolio, the par value of the loan approximates fair value.

The risk profile of a loan changes when events occur that impact the credit analysis of the borrower and loan as discussed in the Fund’s loan accounting policy. Such changes result in the fair value being adjusted from par value of the individual loan. Where the risk profile is consistent with the original underwriting, which is primarily the case for this loan portfolio, the par value of the loan approximates fair value.

Loans as of December 31, 2013 were to non-affiliates and consisted of the following:

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 12/31/13	12/31/13	Maturity Date
Biotechnology
Stem CentRx, Inc.		$18,433	$18,433	1/1/2014
Subtotal:	0.1%	$18,433	$18,433

Computers & Storage
D-Wave Systems, Inc.		$44,621	$44,621	1/1/2014
Subtotal:	0.2%	$44,621	$44,621

Internet
CloudTalk, Inc.		$5,001	$124,009	*
LOLapps, Inc.		18,961	18,961	1/1/2014
MeetMe, Inc.		240,653	240,653	9/1/2014
Mojo Motors, Inc.		45,389	45,389	6/1/2014
Quantcast Corp.		212,751	212,751	4/1/2014
Radius Intelligence, Inc.		1,143	1,143	3/1/2014
Rivet Games, Inc.		226,275	293,275	*
Subtotal:	3.3%	$750,173	$936,181

Medical Devices
ConforMIS, Inc.		$950,224	$950,224	5/1/2014
CyberHeart, Inc.		282,114	562,114	*
Xlumena, Inc.		153,758	153,758	5/1/2014
Subtotal:	6.2%	$1,386,096	$1,666,096

Other Technology
Solaria Corp.		$580,037	$1,060,037	*
ZeaChem, Inc.		232,936	902,936	*
Subtotal:	3.6%	$812,973	$1,962,973

Software
AcousticEye, Ltd.		$287,569	$287,569	12/1/2015
Athena Design Systems, Inc.		12,300	12,300	*
ClearPath, Inc.		287,797	287,797	11/1/2014
Corduro, Inc.		65,238	155,238	*
Future Point Systems, Inc.		45,267	91,267	*
gloStream, Inc.		1,256,866	1,256,866	6/1/2016
Image Vision Labs, Inc.		67,450	67,450	6/1/2014
Intalio, Inc.		582,873	582,873	6/1/2015
Verix, Inc.		554,528	1,104,528	*

XOS Technologies, Inc.		990,373	1,100,373	*
Subtotal:	18.5%	$4,150,261	$4,946,261

Technology Services
DigitalPath, Inc.		$128,113	$128,113	10/1/2014
Subtotal:	0.6%	$128,113	$128,113

Wireless
GPShopper, LLC		$22,250	$22,250	2/1/2014
Nextivity, Inc.		1,708,472	1,898,472	*
Silent Communication, Ltd.		240,771	505,771	*
Subtotal:	8.7%	$1,971,493	$2,426,493

Total (Cost of $12,129,171):	41.2%	$9,262,163	$12,129,171

*As of December 31, 2013, loans with a cost basis of $7.8 million and fair value of $4.9 million have been classified as non-accrual.  These loans have been accelerated from their original maturity and are due in their entirety.  During the period for which these loans have been on non-accrual status, no interest income has been recognized.

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

*As of December 31, 2012, loans with a cost basis of $9.4 million and fair value of $6.4 million have been classified as non-accrual.  These loans have been accelerated from their original maturity and are due in their entirety.  During the period for which these loans have been on non-accrual status, no interest income has been recognized.

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies.  These loans are generally secured by assets of the borrowers.  As a result, the Fund is subject to general credit risk associated with such companies.  As of December 31, 2013 and 2012, the Fund had no unexpired unfunded commitments to borrowers.
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
Transfers of investments between levels of the fair value hierarchy are recorded on the actual date of the event or change in circumstances that caused the transfer. There were no transfers in and out of Level 1, 2, and 3 during the year ended December 31, 2013.
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
The following table provides quantitative information about the Fund's Level 3 fair value measurements of the Fund's investments as of December 31, 2013. In addition to the techniques and inputs noted in the table below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements. The below table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Fund's fair value measurements.

Investment Type - Level 3	Fair Value at	Valuation Techniques/		Weighted Average/
Debt Investments	December 31, 2013	Methodologies	Unobservable Input	Range
Internet	$750,173	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	13%
		Liquidation	Investment Collateral	$5,001 - $226,275
Medical Devices	$1,386,096	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	17%
		Liquidation	Investment Collateral	$282,114
Software	$4,150,261	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%
		Liquidation	Investment Collateral	$12,300 - $990,373
Wireless	$1,971,493	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	21%
		Liquidation	Investment Collateral	$240,771 - $1,708,472
Other*	$1,004,140	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	15%
		Liquidation	Investment Collateral	$ 232,936 - $580,037
	$9,262,163

* As of December 31, 2013, other loans were comprised of companies in the Biotechnology, Computers & Storage, Other Technology, and Technology Services industries.

The following table presents the balances of assets as of December 31, 2013 and 2012, measured at fair value on a recurring basis:

As of December 31, 2013	Level 1	Level 3	Total
ASSETS:
Loans to borrowers*	$—	$9,262,163	$9,262,163
Cash equivalents	13,305,445	—	13,305,445
Total assets	$13,305,445	$9,262,163	$22,567,608

As of December 31, 2012	Level 1	Level 3	Total
ASSETS:
Loans to borrowers*	$—	$42,029,457	$42,029,457
Cash equivalents	2,490,774	—	2,490,774
Total assets	$2,490,774	$42,029,457	$44,520,231

*For a detailed listing of borrowers comprising this amount please refer to Note 3, Summary of Investments.

The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Year Ended
	December 31, 2013
	Loans	Warrants	Stocks
Beginning balance	$42,029,457	$—	$—
Acquisitions and originations	—	125,142	507,773
Principal reductions	(31,253,510)	—	—
Distribution to shareholder	—	(125,142)	(507,773)
Net change in unrealized gain from investments	122,425	—	—
Net realized loss from investments	(1,636,209)	—	—
Ending balance	$9,262,163	$—	$—

Net change in unrealized loss on investments relating to investments still held at December 31, 2013	$(1,038,138)

	For the Year Ended
	December 31, 2012
	Loans	Other investments	Warrants
Beginning balance	$105,250,110	$29,513	$—
Acquisitions and originations	531,197	—	535,629
Additional investments	—	6,542	—
Principal reductions	(62,139,822)	(381,999)	—
Distribution to shareholder	—	—	(535,629)
Net change in unrealized loss from investments	2,187,841	735,000	—
Net realized loss from investments	(3,799,869)	(389,056)	—
Ending balance	$42,029,457	$—	$—

Net change in unrealized loss on investments relating to investments still held at December 31, 2012	$(1,270,076)

4. EARNINGS PER SHARE
Basic earnings per share are computed by dividing net increase in net assets resulting from operations by the weighted average common shares outstanding.  Diluted earnings per share are computed by dividing net increase in net increase in net assets resulting from operation by the weighted average common shares outstanding, including the dilutive effects of potential common shares (e.g., stock options).  The Fund held no instruments that would be potential common shares; thus, reported basic and diluted earnings per share are the same.
5. CAPITAL STOCK
As of December 31, 2013 and 2012, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company is $270.0 million.  Total contributed capital to the Company through December 31, 2013 and 2012 was $202.5 million, of which $193.5 million was contributed to the Fund.
For the years ended December 31, 2013, 2012 and 2011, distributions of $23.6 million, $77.5 million, and $71.2 million, respectively, were made to the Fund's shareholder, and were comprised of the following:

	2013	2012	2011
Cash distributions	$23,000,000	$77,000,000	$66,800,000
Distributions of equity securities	632,915	535,629	4,374,629

Total distributions to shareholder	$23,632,915	$77,535,629	$71,174,629

6. MANAGEMENT AND RELATED PARTIES
Management
As compensation for its services to the Fund, the Manager receives a management fee (“Management Fee”) computed and paid at the end of each quarter at an annual rate of 2.5 percent of the Company's committed equity capital (regardless of when or if the capital is called) as of the last day of each fiscal quarter in a two-year period commencing with the first capital closing, which took place on February 21, 2007.  Following this two-year period, Management Fees are calculated and paid at the end of each quarter at an annual rate equal to 2.5% of the total value of the assets of the Fund (including amounts derived from borrowed funds), as of the last day of each such fiscal quarter.  Management fees of $0.7 million, $1.8 million and $3.6 million were recognized as expenses for the years ended December 31, 2013, 2012 and 2011, respectively.

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
Transactions with Venture Lending & Leasing VI, Inc. (“Fund VI”)
The Manager also serves as investment manager for Fund VI.  Initially the amount of each investment had been allocated 50% to the Fund and 50% to Fund VI so long as the Fund had capital available to invest.  After February 2011, the Fund was no longer permitted to enter into new commitments to borrowers; however, the Fund is permitted to fund existing commitments.  While investing the Fund's capital in the same companies in which Fund VI is also investing could provide the Fund with greater diversification and access to larger transactions, it could also result in a slower pace of investment than would be the case if the Fund were investing in companies by itself.

Intercreditor Agreements
In transactions in which both the Fund and Fund VI, or other Funds managed by the Manager, invest, it is expected that the applicable Funds will enter into an intercreditor agreement pursuant to which the parties will cooperate in pursuing their remedies following a default by the common borrower. Generally, under such intercreditor agreements, each party agrees that its security interest would be treated in parity with the security interest of the other party, regardless of which security interest would have priority under applicable law.  Accordingly, proceeds realized from the sale of any collateral or the exercise of any other creditor's rights will be allocated between the parties pro rata in accordance with the amounts of their respective investments.  An exception to the foregoing arrangement would occur in situations where, for example, one of the lenders financed specific items of equipment collateral; in that case, usually the lender who financed the specific assets will have a senior lien on that asset, and the other lender will have a junior priority lien (even though they may ratably share liens of equal priority on other assets of the common borrower).  As a result of such intercreditor agreements, the Fund may have less flexibility in pursuing its remedies following a default than it would have had there been no intercreditor agreement, and the Fund may realize fewer proceeds.  In addition, because the Fund and Fund VI or other Funds, as applicable, invest at the same time in the same borrower, such borrower would be required to service two loans rather than one.  Any additional administrative costs or burdens resulting there from may make the Fund a less attractive lender, and may make it more difficult for the Fund to acquire such loans.
7. FINANCIAL HIGHLIGHTS
Accounting principles generally accepted in the United States of America require disclosure of financial highlights of the Fund for the periods presented, the years ended December 31, 2013, 2012, and 2011.  The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period.  The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund.  This required methodology differs from an internal rate of return.
The ratios of expenses and net investment income to average net assets, calculated below, are computed based upon the aggregate weighted average net assets of the Fund for the periods presented.  Net investment income is inclusive of all investment income net of expenses, and excludes net realized or unrealized gains and losses.
Beginning and ending net asset values per share are based on the beginning and ending number of shares outstanding.  Other per share information is calculated based upon the aggregate weighted average net assets of the Fund for the periods presented.
The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011

Total return	4.97%	11.90%	15.05%

Per share amounts:
Net asset value, beginning of year	$447.45	$1,135.20	$1,637.21
Net investment income	28.83	100.26	203.73
Net change in unrealized and realized gain (loss) from investments	(15.14)	(12.66)	6.01
Net increase in net assets from operations	13.69	87.60	209.74
Distributions of income to shareholder	(12.47)	(58.37)	(166.47)
Return of capital to shareholder	(223.87)	(716.98)	(545.28)

Net asset value, end of year	$224.80	$447.45	$1,135.20

Net assets, end of year	$22,480,474	$44,744,587	$113,519,812

Ratios to average net assets:

Expenses	3.75%	2.82%	2.75%
Net investment income	9.64%	13.09%	13.91%
8. SUBSEQUENT EVENTS
The Fund evaluated subsequent events through the date the financial statements were issued and determined that no additional subsequent events had occurred that would require accrual or disclosure in the financial statements.