Form 10-Q
period 2014-03-31
Venture Lending & Leasing V, Inc.
filed 2014-05-13
CIK 1376067

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [x]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 13, 2014
Common Stock, $.001 par value	100,000

VENTURE LENDING & LEASING V, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of March 31, 2014 and December 31, 2013

Condensed Statements of Operations (Unaudited)
For the three months ended March 31, 2014 and 2013

Condensed Statements of Changes in Net Assets (Unaudited)
For the three months ended March 31, 2014 and 2013

Condensed Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2014 and 2013

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VENTURE LENDING & LEASING V, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF MARCH 31, 2014 AND DECEMBER 31, 2013

	March 31, 2014	December 31, 2013
ASSETS
Loans, at estimated fair value (Cost of $10,490,289 and $12,129,171)	$7,495,322	$9,262,163
Cash and cash equivalents	14,914,704	13,305,445
Other assets	69,916	83,981

Total assets	22,479,942	22,651,589

LIABILITIES
Accrued management fees	140,500	141,572
Accounts payable and other accrued liabilities	21,099	29,543

Total liabilities	161,599	171,115

NET ASSETS	$22,318,343	$22,480,474

Analysis of Net Assets:

Capital paid in on shares of capital stock	$193,525,000	$193,525,000
Return of capital distributions	(167,280,510)	(167,280,510)
Accumulated deficit	(3,926,147)	(3,764,016)
Net assets (equivalent to $223.18 and $224.80 per share based on 100,000 shares of capital stock outstanding - see Note 5)	$22,318,343	$22,480,474

See notes to condensed financial statements.

VENTURE LENDING & LEASING V, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013

INVESTMENT INCOME:
Interest on loans	$166,064	$1,372,534
Other interest and other income	352	74
Total investment income	166,416	1,372,608

EXPENSES:
Management fees	140,500	213,222
Banking and professional fees	45,110	62,034
Other operating expenses	14,978	19,184
Total expenses	200,588	294,440
Net investment income (loss)	(34,172)	1,078,168

Net realized loss from investments	—	(176,379)
Net change in unrealized loss from investments	(127,959)	(471,937)
Net realized and change in unrealized loss from investments	(127,959)	(648,316)

Net increase (decrease) in net assets resulting from operations	$(162,131)	$429,852

Net increase (decrease) in net assets resulting from operations per share	$(1.62)	$4.30
Weighted average shares outstanding	100,000	100,000

See notes to condensed financial statements.

VENTURE LENDING & LEASING V, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$(34,172)	$1,078,168
Net realized loss from investments	—	(176,379)
Net change in unrealized loss from investments	(127,959)	(471,937)

Net increase (decrease) in net assets resulting from operations	(162,131)	429,852

Distributions of income to shareholder	—	(901,788)
Return of capital to shareholder	—	(10,404,593)
Decrease in capital transactions	—	(11,306,381)

Total decrease	(162,131)	(10,876,529)

Net assets
Beginning of period	22,480,474	44,744,587

End of period	$22,318,343	$33,868,058

See notes to condensed financial statements.

VENTURE LENDING & LEASING V, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$(162,131)	$429,852
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by
operating activities:
Net realized loss from investments	—	176,379
Net change in unrealized loss from investments	127,959	471,937
Net decrease (increase) in other assets	14,065	(249,007)
Net decrease in accounts payable, other accrued liabilities, and accrued management fees	(9,516)	(52,320)
Principal payments on loans	1,638,882	9,022,772
Acquisition of equity securities	—	(124,860)
Net cash provided by operating activities	1,609,259	9,674,753
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distribution to shareholder	—	(11,000,000)
Net cash used in financing activities	—	(11,000,000)
Net increase (decrease) in cash and cash equivalents	1,609,259	(1,325,247)
CASH AND CASH EQUIVALENTS:
Beginning of period	13,305,445	2,490,774
End of period	$14,914,704	$1,165,527
SUPPLEMENTAL DISCLOSURES:
NON-CASH ACTIVITIES:
Receipt of equity securities as repayment of loan	$—	$181,521
Distributions of equity securities to shareholder	$—	$306,381

See notes to condensed financial statements.

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
In the Manager's opinion, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading.  The interim results for the three months ended March 31, 2014 are not necessarily indicative of what the results would be for a full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Fund's Annual Report on Form 10-K for the year ended December 31, 2013.

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

As of March 31, 2014 and December 31, 2013, the financial statements include nonmarketable investments of $7.5 million and $9.3 million, respectively (or approximately 33% and 41% of total assets, respectively), with fair values determined by the Manager in the absence of readily determinable market values.  Because of the illiquidity of the Fund's investments, a substantial portion of its assets are carried at fair value as determined in good faith by the Manager in accordance with the Fund's policy as approved by the Board. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

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

As of March 31, 2014 and December 31, 2013, loans with a cost basis of $7.6 million and $7.8 million and a fair value of $4.6 million and $4.9 million, respectively, were classified as non-accrual.

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

Other Assets and Liabilities

As of March 31, 2014 and December 31, 2013, the fair values of Other Assets and Liabilities are estimated at their carrying values because of their short-term nature.

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

The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder's tax basis in its shares. The cumulative amount is disclosed on the Condensed Statements of Assets and Liabilities as return of capital distributions. Cumulative return of capital distributions were $167.3 million as of March 31, 2014 and December 31, 2013, respectively. As of March 31, 2014, the Fund had no uncertain tax positions.

The Fund's tax years open to examination by major jurisdictions are 2010 and forward.

3. SUMMARY OF INVESTMENTS

Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and/or provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. As of March 31, 2014, the Fund's investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below (the sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans). All loans are senior to unsecured creditors except where indicated.

The Fund defines fair value as the price that would be received to sell an asset or paid to settle a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale.

Loan balances are summarized by borrower.  Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded. Each loan drawn under a commitment may have a different maturity date and amount. For the three months ended March 31, 2014, the weighted-average interest rate on performing loans was 14.81%.  For the three months ended March 31, 2013, the weighted-average interest rate on performing loans was 15.97%. These rates were inclusive of both cash and non-cash interest income.  For the three months ended March 31, 2014, the weighted-average interest rate on the cash portion of the interest income was 10.44%.  For the three months ended March 31, 2013, the weighted-average interest rate on the cash portion of the interest income was 12.28%. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs and volatility of values ascribed to warrants during the year.

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

All loans as of March 31, 2014 were to non-affiliates and consisted of the following:

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 3/31/14	3/31/14	Maturity Date
Internet
CloudTalk, Inc.		$5,001	$124,009	*
MeetMe, Inc.		121,010	121,010	9/1/2014
Mojo Motors, Inc.		16,879	16,879	6/1/2014
Quantcast Corp.		41,370	41,370	4/1/2014
Rivet Games, Inc.		211,509	278,509	*
Subtotal:	1.8%	$395,769	$581,777

Medical Devices
ConforMIS, Inc.		$388,512	$388,512	5/1/2014
CyberHeart, Inc.		282,114	562,114	*
Xlumena, Inc.		54,914	54,914	5/1/2014
Subtotal:	3.3%	$725,540	$1,005,540

Other Technology
Solaria Corp.		$413,622	$1,033,622	*
ZeaChem, Inc.		222,540	892,540	*
Subtotal:	2.9%	$636,162	$1,926,162

Software
AcousticEye, Ltd.		$255,686	$255,686	12/1/2015
Athena Design Systems, Inc.		11,685	11,685	*

ClearPath, Inc.		149,009	149,009	11/1/2014
Corduro, Inc.		58,111	148,111	*
Future Point Systems, Inc.		35,392	81,392	*
gloStream, Inc.		1,260,170	1,260,170	6/1/2016
Image Vision Labs, Inc.		18,196	18,196	6/1/2014
Intalio, Inc.		499,250	499,250	6/1/2015
Verix, Inc.		456,570	1,104,529	*
XOS Technologies, Inc.		980,373	980,373	*
Subtotal:	16.6%	$3,724,442	$4,508,401

Technology Services
DigitalPath, Inc.		$74,141	$74,141	10/1/2014
Subtotal:	0.3%	$74,141	$74,141

Wireless
Nextivity, Inc.		$1,708,472	$1,898,472	*
Silent Communication, Ltd.		230,796	495,796	*
Subtotal:	8.7%	$1,939,268	$2,394,268

Total (Cost of $10,490,289):	33.6%	$7,495,322	$10,490,289

* As of March 31, 2014, loans with a cost basis and fair value of $7.6 million and $4.6 million, respectively, were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

All loans as of December 31, 2013 were to non-affiliates and consisted of the following:

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 12/31/13	12/31/2013	Maturity Date
Biotechnology
Stem CentRx, Inc.		$18,433	$18,433	1/1/2014
Subtotal:	0.1%	$18,433	$18,433

Computers & Storage
D-Wave Systems, Inc.		$44,621	$44,621	1/1/2014
Subtotal:	0.2%	$44,621	$44,621

Internet
CloudTalk, Inc.		$5,001	$124,009	*
LOLapps, Inc.		18,961	18,961	1/1/2014
MeetMe, Inc.		240,653	240,653	9/1/2014
Mojo Motors, Inc.		45,389	45,389	6/1/2014
Quantcast Corp.		212,751	212,751	4/1/2014
Radius Intelligence, Inc.		1,143	1,143	3/1/2014
Rivet Games, Inc.		226,275	293,275	*
Subtotal:	3.3%	$750,173	$936,181

Medical Devices
ConforMIS, Inc.		$950,224	$950,224	5/1/2014
CyberHeart, Inc.		282,114	562,114	*
Xlumena, Inc.		153,758	153,758	5/1/2014
Subtotal:	6.2%	$1,386,096	$1,666,096

Other Technology
Solaria Corp.		$580,037	$1,060,037	*
ZeaChem, Inc.		232,936	902,936	*
Subtotal:	3.6%	$812,973	$1,962,973

Software
AcousticEye, Ltd.		$287,569	$287,569	12/1/2015
Athena Design Systems, Inc.		12,300	12,300	*
ClearPath, Inc.		287,797	287,797	11/1/2014
Corduro, Inc.		65,238	155,238	*
Future Point Systems, Inc.		45,267	91,267	*
gloStream, Inc.		1,256,866	1,256,866	6/1/2016
Image Vision Labs, Inc.		67,450	67,450	6/1/2014
Intalio, Inc.		582,873	582,873	6/1/2015
Verix, Inc.		554,528	1,104,528	*
XOS Technologies, Inc.		990,373	1,100,373	*
Subtotal:	18.5%	$4,150,261	$4,946,261

Technology Services
DigitalPath, Inc.		$128,113	$128,113	10/1/2014
Subtotal:	0.6%	$128,113	$128,113

Wireless
GPShopper, LLC		$22,250	$22,250	2/1/2014
Nextivity, Inc.		1,708,472	1,898,472	*
Silent Communication, Ltd.		240,771	505,771	*
Subtotal:	8.7%	$1,971,493	$2,426,493

Total (Cost of $12,129,171):	41.2%	$9,262,163	$12,129,171

*As of December 31, 2013, loans with a cost basis and fair value of $7.8 million and $4.9 million, respectively, were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies.  These loans are generally secured by assets of the borrowers.  As a result, the Fund is subject to general credit risk associated with such companies.  As of March 31, 2014, and December 31, 2013, the Fund had no unexpired unfunded commitments to borrowers.

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

Transfers of investments between levels of the fair value hierarchy are recorded on the actual date of the event or change in circumstances that caused the transfer. There were no transfers in and out of Level 1, 2, and 3 during the period ended March 31, 2014.

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

The following table provides quantitative information about the Fund's Level 3 fair value measurements of its investments as of March 31, 2014. In addition to the techniques and inputs noted in the table below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements. The below table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Fund's fair value measurements.

Investment Type - Level 3	Fair Value at	Valuation Techniques/		Weighted Average/
Debt Investments	3/31/2014	Methodologies	Unobservable Input	Range
Internet	$395,769	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	12%
		Liquidation	Investment Collateral	$5,001 - $211,509
Medical Devices	$725,540	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	17%
		Liquidation	Investment Collateral	$282,114
Software	$3,724,442	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%
		Liquidation	Investment Collateral	$11,685 - $980,373
Other*	$2,649,571	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	15%
		Liquidation	Investment Collateral	$ 222,540 - $1,708,472
	$7,495,322

* As of March 31, 2014, other loans were comprised of companies in the Other Technology, Technology Services, and Wireless industries.

The following table presents the balances of assets as of March 31, 2014 and December 31, 2013 measured at fair value on a recurring basis:

As of March 31, 2014	Level 1	Level 3	Total
ASSETS:
Loans*	$—	$7,495,322	$7,495,322
Cash equivalents	14,914,704	—	14,914,704
Total	$14,914,704	$7,495,322	$22,410,026

As of December 31, 2013	Level 1	Level 3	Total
ASSETS:
Loans*	$—	$9,262,163	$9,262,163
Cash equivalents	13,305,445	—	13,305,445
Total	$13,305,445	$9,262,163	$22,567,608

*For a detailed listing of borrowers comprising this amount please refer to Note 3, Summary of Investments.

The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

For the Three Months Ended
March 31, 2014
Loans
Beginning balance	$9,262,163
Principal reductions	(1,638,882)
Net change in unrealized loss from investments	(127,959)
Ending balance	$7,495,322

Net change in unrealized loss on investments relating to investments still held at March 31,2014	$(127,959)

	For the Three Months Ended
	March 31, 2013
	Loans	Warrants	Stock
Beginning balance	$42,029,457	$—	$—
Acquisitions and originations	—	124,860	181,521
Principal reductions	(9,204,293)	—	—
Distribution to shareholder	—	(124,860)	(181,521)
Net change in unrealized loss from investments	(471,937)	—	—
Net realized loss from investments	(176,379)	—	—
Ending balance	$32,176,848	$—	$—

Net change in unrealized loss on investments relating to investments still held at March 31, 2013	$(685,500)

4. EARNINGS PER SHARE

Basic earnings per share are computed by dividing net increase (decrease) in net assets resulting from operations by the weighted average common shares outstanding.  Diluted earnings (loss) per share are computed by dividing net increase (decrease) in net assets resulting from operations by the weighted average common shares outstanding, including the dilutive effects of potential common shares (e.g., stock options).  The Fund held no instruments that would be potential common shares; thus, reported basic and diluted earnings per share are the same.

5. CAPITAL STOCK

As of March 31, 2014 and December 31, 2013, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company is $270.0 million. Total contributed capital to the Company through March 31, 2014 and December 31, 2013 was $202.5 million, of which $193.5 million was contributed to the Fund.

The chart below shows the distributions of the Fund for the three months ended March 31, 2014 and 2013.

	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013
Cash distributions	$—	$11,000,000
Distributions of equity securities	—	306,381

Total distributions to shareholder	$—	$11,306,381

Final classification of the distributions as either a return of capital or a distribution of income is an annual determination made at the end of each year dependent upon the Fund's current year and cumulative earnings and profits.

6.  FINANCIAL HIGHLIGHTS

GAAP requires disclosure of financial highlights of the Fund for the periods presented, the three months ended March 31, 2014 and 2013.  The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period.  The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund.  This required methodology differs from an internal rate of return.

The ratios of expenses and net investment income (loss) to average net assets, calculated below, are annualized and are computed based upon the aggregate weighted average net assets of the Fund for the periods presented.  Net investment income (loss) is inclusive of all investment income (loss) net of expenses, and excludes realized or unrealized gains and losses.

Beginning and ending net asset values per share are based on the beginning and ending number of shares outstanding.  Other per share information is calculated based upon the aggregate weighted average net assets of the Fund for the periods presented.

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013

Total return **	(0.72)%	1.07%

Per share amounts:
Net asset value, beginning of period	$224.80	$447.45
Net investment income (loss)	(0.34)	10.78
Net change in unrealized and realized loss from investments	(1.28)	(6.48)
Net increase (decrease) in net assets from operations	(1.62)	4.30
Return of capital to shareholder	—	(104.05)
Distributions of income to shareholder	—	(9.02)

Net asset value, end of period	$223.18	$338.68

Net assets, end of period	$22,318,343	$33,868,058

Ratios to average net assets:

Expenses *	3.57%	2.90%
Net investment income (loss) *	(0.61)%	10.60%
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

The Fund is a financial services company primarily providing financing and advisory services to a variety of carefully selected venture-backed companies primarily located throughout the United States with a focus on growth- oriented companies.  The Fund's portfolio is well diversified and consists of companies in the communications, information services, media, and technology, including software and technology-enabled business services, bio-technology, and medical devices industry sectors, among others.  The Fund's capital is generally used by our portfolio companies to finance acquisitions of fixed assets and/or for working capital.  On February 21, 2007, the Fund completed its first closing of capital contributions, made its first investments, and became a non-diversified, closed-end investment company that elected to be treated as a business development company under the Investment Company Act of 1940.  The Fund elected to be treated for federal income tax purposes as a Regulated Investment Company ("RIC") under the Internal Revenue Code with the filing of its federal corporate income tax return for 2007.  Pursuant to this election, the Fund generally will not have to pay corporate-level taxes on any income it distributes to the Company as dividends, allowing the Company to substantially reduce or eliminate its corporate-level tax liability.

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
Transactions with Venture Lending & Leasing VI, Inc. (“Fund VI”)

The Manager also serves as investment manager for Fund VI.  Initially the amount of each Investment had been allocated 50% to the Fund and 50% to Fund VI so long as the Fund had capital available to invest.  After February 2011, the Fund was no longer permitted to enter into new commitments to borrowers.  Investing the Fund's capital in the same companies in which Fund VI also invested provided the Fund with greater diversification and access to larger transactions. It also resulted in a slower pace of investment than would be the case if the Fund were investing in companies by itself.

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

Results of Operations - For the Three Months Ended March 31, 2014 and 2013

Total investment income for the three months ended March 31, 2014 and 2013 was $0.2 million and $1.4 million, respectively, which primarily consisted of interest on the performing venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash. The decrease in investment income is due to the decrease in the average loans outstanding from $31.5 million for the three months ended March 31, 2013 to $3.5 million for the three months ended March 31, 2014, and the decrease in average yield from 15.97% for the three months ended March 31, 2013 to 14.81% for the three months ended March 31, 2014. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs and volatility of values ascribed to warrants during the year.

Management fees for the three months ended March 31, 2014 and 2013 were $0.1 million and $0.2 million, respectively. Management fees are equal to 2.5% of the Fund's assets under management. As management fees are based on the Fund's assets under management, the decrease is due to the decrease in assets under management relative to the previous year.

Total banking and professional fees for the three months ended March 31, 2014 and 2013 were less than $0.1 million, respectively. The banking and professional fees were comprised of legal, audit, banking and other professional fees.

Total other operating expenses for the three months ended March 31, 2014 and 2013 were less than $0.1 million. These expenses included director fees, custody fee, tax fees, and other expenses related to the operation of the Fund. Other operating expenses remained relatively stable for the periods presented.

Net investment income (loss) for the three months ended March 31, 2014 and 2013 was $(34.2) thousand and $1.1 million, respectively.

Total net realized loss from investments was $0 and $0.2 million for the three months ended March 31, 2014 and 2013, respectively. The realized losses consist of write-offs, net of recoveries of previously written off uncollectible loans.

Net change in unrealized loss from investments was $0.1 million and $0.5 million for the three months ended March 31, 2014 and 2013, respectively. The unrealized loss consists of fair market value adjustments to loans.

Net increase (decrease) in net assets resulting from operations for the three months ended March 31, 2014 and 2013 was $(0.2) million and $0.4 million, respectively. On a per share basis, the net increase (decrease) in net assets resulting from operations was $(1.62) and $4.30 for the three months ended March 31, 2014 and 2013, respectively.

Liquidity and Capital Resources - March 31, 2014 and December 31, 2013

Total capital contributed to the Fund was $193.5 million, prior to distribution of capital, as of March 31, 2014 and December 31, 2013.  Committed capital to the Company at March 31, 2014 and December 31, 2013 was $270.0 million, of which $202.5 million had been called.  The remaining $67.5 million in committed capital as of March 31, 2014 remains uncalled. On December 9, 2011, the Fund's Board of Directors resolved that no future capital calls would be made, thus the Fund no longer has access to additional capital from investors.

As of March 31, 2014 and December 31, 2013, 66% and 59%, respectively, of the Fund's assets consisted of cash and cash equivalents.  The Fund has no unexpired unfunded commitments and does not anticipate funding any additional loans.  Net loan amounts outstanding after amortization and fair market adjustment decreased by approximately $1.8 million for the same period.  Unexpired, unfunded commitments totaled $0 as of March 31, 2014.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding – Fair Value	Unexpired Unfunded Commitments
March 31, 2014	$450.7 million	$443.2 million	$7.5 million	$—
December 31, 2013	$450.7 million	$441.4 million	$9.3 million	$—

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

The Fund's sensitivity to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of assets and liabilities.  The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates.  Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net income by less than $0.1 million.  This translates to less than 1% of net income for the three months ended March 31, 2014.

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

Item 1A. Risk Factors

See Item 1A - 'Risk Factors' in the Fund's 2013 Annual Report on Form 10-K for a detailed description of the risks attendant to the Fund and its business. There were no material changes to these factors during the three months ended March 31, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Prior to the Fund's commencement of operations on February 21, 2007, the Fund sold 100,000 shares to the Fund's sole shareholder, the Company, for $25,000 in September 2006.  No other shares of the Fund have been sold; however, the Fund received an additional $193.5 million of paid in capital during the period from February 21, 2007 through March 31, 2014, which has been and will be used to acquire venture loans and fund operations.

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

VENTURE LENDING & LEASING V, INC.
(Registrant)
Chairman and Chief Executive Officer
By:	/s/ Maurice C. Werdegar	By:	/s/ Martin D. Eng
Maurice C. Werdegar		Martin D. Eng
President and Chief Executive Officer		Chief Financial Officer
Date:	May 13, 2014	Date:	May 13, 2014

EXHIBIT INDEX

Exhibit Number	Description
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